Form 10-Q
period 2004-06-30
WII Components, Inc.
filed 2004-08-16
CIK 1289231

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:
333-115490

WII COMPONENTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	No. 73-1662631 (I.R.S. Employer Identification No.)
525 Lincoln Avenue, SE, St. Cloud, Minnesota 56304 (Address of principal executive offices) (Zip Code)
(320) 252-1503 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        Yes ☐    No ☒.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

        Yes ☐    No ☒.

        As of August 13, 2003, 20,734,843 shares of voting common stock, $.01 par value per share, were outstanding and 854,261 shares of non-voting common stock, $.01 par value per share, were outstanding.

WII COMPONENTS, INC.

FORM 10-Q
Quarter Ended June 30, 2004

Table of Contents

Page
Part I—Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003 (unaudited)	1
Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2004 and the Three Months Ended June 30, 2003 (unaudited)	2
Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2004, the Three Months Ended June 30, 2003, and the Three Months Ended March 31, 2003 (unaudited)	3
Condensed Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 2004 (unaudited)	4
Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2004, the Three Months Ended June 30, 2003, and the Three Months Ended March 31, 2003 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	22
Part II—Other Information
Item 2. Changes in Securities and Use of Proceeds	23
Item 6. Exhibits and Reports on Form 8-K	23
(a) Exhibits	23
(b) Reports on Form 8-K	23
Signatures	24

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	June 30, 2004		December 31, 2003
ASSETS
Current Assets:
Cash		$2	$39
Accounts receivable, net		10,750	9,158
Inventories		14,584	13,327
Other current assets		4,547	4,848

Total current assets		29,883	27,372
Property, plant, and equipment, net		41,560	37,023
Goodwill		115,683	104,041
Noncompete agreements		1,425	1,617
Other assets		7,301	3,872

TOTAL		$195,852	$173,925

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$		$24,627
Accounts payable		5,523	6,071
Accrued payroll		3,389	2,626
Other current liabilities		9,143	8,180

Total current liabilities		18,055	41,504
Long-term debt, net of current maturities		125,000	70,321
Other noncurrent liabilities		7,570	7,966
Stockholders' Equity:
Common stock—voting		206	148
Common stock—nonvoting		9	10
Additional paid-in capital		44,958	47,283
Retained earnings		54	6,552
Accumulated other comprehensive income			141

Total stockholders' equity		45,227	54,134

TOTAL		$195,852	$173,925

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
NET SALES	$51,217	$45,180
COST OF SALES	42,377	35,564

Gross profit	8,840	9,616
OPERATING EXPENSES:
General and administrative	1,950	2,052
Selling and marketing	749	740
Stock compensation expense	261
Loss on sale of assets		(4)

Total operating expenses	2,960	2,788

OPERATING INCOME	5,880	6,828
OTHER INCOME (EXPENSE):
Interest income	8	20
Interest expense	(3,429)	(2,134)
Other expense		(3)

Total other expense	(3,421)	(2,117)

INCOME BEFORE PROVISION FOR INCOME TAXES	2,459	4,711
PROVISION FOR INCOME TAXES	901	1,761

NET INCOME	$1,558	$2,950

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES (SUCCESSOR),

AND WOODCRAFT INDUSTRIES, INC. AND SUBSIDIARIES (PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2004	Three Months Ended June 30, 2003	Three Months Ended March 31, 2003
NET SALES	$98,936	$45,180	$40,980
COST OF SALES	81,729	35,564	32,071

Gross profit	17,207	9,616	8,909
OPERATING EXPENSES:
General and administrative	4,814	2,052	1,396
Selling and marketing	1,499	740	733
Stock compensation expense	391		1,841
Loss on sale of assets	1	(4)	218

Total operating expenses	6,705	2,788	4,188

OPERATING INCOME	10,502	6,828	4,721
OTHER INCOME (EXPENSE):
Interest income	20	20	22
Interest expense	(5,918)	(2,134)	(835)
Loss on modification of debt	(3,454)
Other income (expense)	14	(3)	6

Total other expense	(9,338)	(2,117)	(807)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,164	4,711	3,914
PROVISION FOR INCOME TAXES	422	1,761	1,404

NET INCOME	$742	$2,950	$2,510

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

(In thousands, except share amounts)

	Common Stock
	Voting		Nonvoting				Accumulated Other Comprehensive Income
					Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount				Total
BALANCE—December 31, 2003	14,813,827	$148	1,000,000	$10	$47,283	$6,552	$141	$54,134
Conversion of convertible note	6,950,000	69			20,781			20,850
Repurchase of common stock	(3,171,841)	(32)	(145,739)	(1)	(17,517)			(17,550)
Dividend distribution					(14,209)	(7,240)		(21,449)
Stock compensation expense					391			391
Stock issued to fund acquisition	2,142,857	21			8,229			8,250
Net income						742		742
Derivative instrument							(141)	(141)

Total comprehensive income								601

BALANCE—June 30, 2004	20,734,843	$206	854,261	$9	$44,958	$54	$—	$45,227

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES (SUCCESSOR), AND

WOODCRAFT INDUSTRIES, INC. AND SUBSIDIARIES (PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Successor				Predecessor
	Six Months Ended June 30, 2004		Three Months Ended June 30, 2003		Three Months Ended March 31, 2003
OPERATING ACTIVITIES:
Net income		$742		$2,950	$2,510

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on modification of debt		3,454
Depreciation and amortization		3,222		1,619	1,369
Deferred income taxes					175
Loss on sale of assets		1		(4)	218
Stock compensation expense		391			334
Change in operating assets and liabilities:
Accounts receivable		(1,376)		624	(4,393)
Inventories		(1,105)		35	(1,593)
Other current assets		309		6,431	37
Accounts payable		(1,096)		328	686
Accrued payroll and other current liabilities		2,449		(2,418)	1,646

Total adjustments		6,249		6,615	(1,521)

Net cash provided by operating activities		6,991		9,565	989

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment		(2,489)		(887)	(533)
Proceeds from sale of assets		2		4	11
Change in other assets		(45)			79
Grand Valley acquisition		(15,937)

Net cash used in investing activities		(18,469)		(883)	(443)

FINANCING ACTIVITIES:
Principal payments under long-term financing agreements		(81,759)		(15,312)	(6,737)
Borrowings of long-term debt		131,283		4,744	6,200
Dividend distribution		(21,450)
Repurchase of common stock		(17,550)
Issuance of common stock		8,250
Debt issue costs		(7,385)
Termination of interest rate collar		52

Net cash (used in) provided by financing activities		11,441		(10,568)	(537)

NET (DECREASE) INCREASE IN CASH		(37)		(1,886)	9
CASH—Beginning of period		39		1,887	2

CASH—End of period		$2		$1	$11

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest		$2,928		$813	$681

Cash paid for income taxes—net		$86		$3,478	$411

NONCASH ACTIVITY:
Accrued redeemable preferred stock cumulative dividends for Series A, B, and C	$		$		$1,184

Conversion of subordinated convertible note and accrued interest to common stock		$20,850	$		$

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES (SUCCESSOR), AND

WOODCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

(PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF BUSINESS

        Company Background—WII Components, Inc. (formerly WII Holdings, Inc. and referred to herein as the "Successor" or the "Company"), a Delaware corporation, was formed to acquire 100% of the common stock of Woodcraft Industries, Inc. and Subsidiaries (the "Predecessor" or the "Company") in a buyout (the "Acquisition") from the former owners. On April 9, 2003, pursuant to a sale agreement between WII Components, Inc. and the former owners, WII Components, Inc. acquired the common stock of Woodcraft Industries, Inc. for a total of approximately $145 million. For accounting purposes, the acquisition date is considered to be April 1, 2003. WII Components, Inc. has no independent assets or operations separate from its consolidated subsidiaries.

        The Acquisition was accounted for using the purchase method of accounting. Accordingly, the assets acquired and the liabilities assumed by WII Components, Inc. were recorded at fair value as of the date of the Acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed totaling $104,040,961 was recorded as goodwill.

        In February 2004, the Successor completed an equity restructuring using the proceeds from its $120 million 10% senior notes offering (Note 5) to pay off the outstanding term loans and revolving line of credit, to pay a dividend of approximately $21.5 million, to repurchase approximately $17.5 million of the Successor's outstanding common stock, and to pay financing costs of approximately $7.4 million.

        The Company acquired a cabinet door manufacturer operating under the name Grand Valley Door Co. ("Grand Valley") on April 30, 2004 (Note 4).

        Description of Business—The Company is one of the leading manufacturers of wood cabinet doors, hardwood components, and engineered wood products in the United States. Its products are sold principally to leading national and regional kitchen and bathroom cabinet manufacturers. Its reputation for high quality and reliable performance has enabled the Company to establish strong, long-standing relationships with its customers. Its customers, in turn, distribute products through various sales channels, including specialty kitchen and bathroom cabinetry dealers, home center retailers, and homebuilders.

        Basis of Presentation—The Company prepared the accompanying unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain notes or other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, the Company suggests that these financial statements be read in conjunction with the consolidated financial statements and accompanying notes for the nine month period ended December 31, 2003 included in its Form S-4 as filed with the Securities and Exchange Commission on July 21, 2004. The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all the information and notes required by accounting principles generally accepted in the United States of America for complete presentation.

        In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly, when read in conjunction with the consolidated financial statements and accompanying notes for the period ended December 31, 2003 included in our Form S-4 as filed with the Securities and Exchange Commission on July 21, 2004, our financial position, results of operations and cash flows for the periods presented.

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. As described more fully in Note 4, the Company completed the acquisition of Woodcraft Industries, Inc. and its wholly owned subsidiaries, PrimeWood, Inc. ("PrimeWood") and Brentwood Acquisition, Corp. ("Brentwood") on April 9, 2003, and completed the acquisition of Grand Valley on April 30, 2004. All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

        Inventories—Inventories consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$9,801	$8,315
Work in process	3,446	3,116
Finished goods	1,813	2,039
LIFO adjustment	(476)	(143)

	$14,584	$13,327

        The majority of inventory is valued at the lower of last-in, first-out ("LIFO") cost or market. The remainder of the inventory is valued under the first-in, first-out method ("FIFO"). As of June 30, 2004 and December 31, 2003, inventory on the LIFO method represented 50% and 60%, respectively, of consolidated inventories.

        Goodwill—As discussed in Note 3, in 2002, the Company adopted and accounts for goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. In part, SFAS No. 142 states that companies are no longer required to amortize goodwill but instead must evaluate goodwill for impairment at least annually. Previously, goodwill was amortized over its estimated useful life. The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year. Fair value is measured using the present value of expected future cash flows.

        Noncompete Agreement—Noncompete agreements primarily relate to agreements with the former owners of PrimeWood, Brentwood, and Grand Valley. Noncompete rights are being amortized over the applicable terms of the agreements (6 years, 5 years, and 7 years, respectively), and are expected to be fully amortized by June 2004, July 2007, and April 2011, respectively. Expected amortization is as follows for the years ended December 31 (in thousands):

2004	$516
2005	444
2006	444
2007	265
2008	14
2009-2011	33

        Stock Options—The Predecessor had a stock option plan that provided for the granting of up to 150,881 nonqualified stock options on the Predecessor's common stock. Certain officers, directors, and key employees were granted options to purchase common stock of the Predecessor under these plans. There were 29,501 options that were canceled and reissued during 2001, resulting in the need to adopt variable accounting over the remaining vesting period of the repriced options. As of December 31, 2002, of the remaining options 6,250 shares were vested. The Predecessor recorded compensation expense related to options of $334,000 for the three-month period ended March 31, 2003.

        In April 2003, the 2003 Stock Option and Grant Plan ("2003 Plan") was approved by the stockholders of the Successor. The 2003 Plan allows the granting of both incentive stock options and nonqualified stock options. The 2003 Plan serves as the successor to the plans implemented by the Predecessor. Under the terms of the 2003 Plan, a maximum of 2,500,000 shares of stock, subject to adjustment, were made available for awards to officers, employees, directors, consultants, and other key persons of the Company. Awards may include, but are not limited to, stock options, restricted stock, unrestricted stock awards, and substitute performance awards.

        At December 31, 2003, 1,617,000 options were outstanding with terms of 10 years from the date of grant, and 883,000 shares were available for future grants under the 2003 Plan. Issued options vest in equal annual installments over four years. All options outstanding at December 31, 2003 had an exercise price of $3.00 per share and a weighted average remaining contractual life of nine years. The fair value of options granted during the nine months ended December 31, 2003 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate of 3.0%, an expected life of six years, and no volatility.

        As a part of the February 2004 equity restructuring (Note 5), the Successor repriced the outstanding stock options. The Successor has adopted variable plan accounting for these options from the date of the repricing. Based on the fair value of the options as of the date of the repricing, the Successor will record approximately $3.4 million of compensation expense over the remaining vesting period of approximately three years. The Company recorded $261,000 and $391,000 of noncash compensation expense during the three and six month periods ended June 30, 2004, respectively.

        In April 2004, the Company granted 489,000 options under the 2003 Plan. The fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate of 3.9%, an expected life of six years, and no volatility.

        The Company accounts for the options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized as of the original grant date. Had compensation cost for the options been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income would have been the following pro forma amounts for the indicated periods (in thousands):

	Successor			Predecessor
	Six Months Ended June 30, 2004	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Three Months Ended March 31, 2003
Net income
As reported	$742	$1,558	$2,950	$2,510
Pro forma	699	1,540	2,991	2,510

3. GOODWILL

        Effective January 1, 2002, the Company adopted and began accounting for goodwill in accordance with SFAS No. 142 which states that companies are no longer required to amortize goodwill but instead must evaluate goodwill for impairment annually, if not more frequently. The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year. Previously, goodwill was amortized over its estimated useful life. Based on the impairment tests performed on December 31, 2003, the Company's fair value exceeds the carrying value, resulting in no goodwill impairment.

        The change in the carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2003	$104,041
Goodwill acquired (Note 4)	11,642

Balance at June 30, 2004	$115,683

4. ACQUISITIONS

        As stated in Note 1, the Successor was formed to acquire 100% of the common stock of the Predecessor in a buyout from the former owners. On April 9, 2003, pursuant to a sale agreement between the Successor and the former owners, the Successor acquired the common stock of the Predecessor for a total of approximately $145 million. For accounting purposes, the acquisition date is considered to be April 1, 2003. The Successor has no independent assets or operations separate from its consolidated subsidiaries.

        The Acquisition was accounted for using the purchase method of accounting. Accordingly, the assets acquired and the liabilities assumed by the Successor were recorded at fair value as of the date of the Acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed totaling $104,041,000 was recorded as goodwill.

        The components of the purchase price allocation are as follows (in thousands):

Current assets	$34,531
Property, plant, and equipment	35,622
Other assets	4,280
Noncompete agreements	2,065
Goodwill	104,041

Assets acquired	180,539
Liabilities assumed	133,098

Net assets acquired	$47,441

        The Company obtained various forms of debt totaling approximately $97,559,000 at the date of acquisition to fund the acquisitions and future operations.

        Pro forma operating results of the Predecessor, assuming the acquisition of Woodcraft occurred on January 1, 2003, are as follows (in thousands):

Three Months Ended March 31, 2003
Sales from continuing operations net sales	$40,980
Net income	1,660

        Pro forma financial information is provided for informational purposes only and is not necessarily indicative of the Company's operating results that would have occurred had the acquisitions been consummated on the dates for which the consummation of the acquisitions are being given effect, nor is it necessarily indicative of the Company's future operating results. The pro forma amounts do not reflect any operating efficiencies and cost savings that the Company believes are achievable.

        On April 30, 2004, the Company acquired a cabinet door manufacturer operating under the name of Grand Valley Door Co. The acquisition was accomplished through the acquisition of substantially all of the assets of Ohio Door Company and certain land and improvements from Grand Valley Investment LLC. The Company paid a cash purchase price at closing of $16 million and, if the business acquired achieves certain sales and profit margin targets, an additional $1 million will be payable prior to June 30, 2006. Approximately half of the purchase price was funded with borrowings under the senior secured revolving credit facility and the remainder was funded from the proceeds of an equity contribution from existing stockholders. The acquired company is a 100% owned subsidiary of the Successor and, on June 25, 2004, agreed to fully and unconditionally guarantee the senior notes on a joint and several basis with the Successor's existing subsidiary guarantors.

        The Acquisition was accounted for using the purchase method of accounting. Accordingly, the assets acquired and the liabilities assumed by the Successor were recorded at fair value as of the date of the Acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed totaling $11,642,000 was recorded as goodwill. The Company does not believe the final allocation of purchase price will be materially different from the preliminary allocation. Changes to the preliminary estimates within one year of the purchase date will be reflected as an adjustment to goodwill. The pro forma effects of this transaction are not material to the Company's results of operations. The components of the preliminary purchase price allocation are as follows (in thousands):

Current assets	$386
Property, plant, and equipment	4,491
Other assets	125
Goodwill	11,642
Noncompete agreement	100

Assets acquired	16,744
Liabilities assumed	808

Net assets acquired	$15,936

5. FINANCING ARRANGEMENTS

        Long-term debt consists of the following (in thousands):

	June 30, 2004	December 31, 2003
Senior notes (10%) due 2012	$120,000	$
Revolver (6.25% and 6.63% at June 30, 2004 and December 31, 2003, respectively)	5,000		1,800
Subordinated convertible notes, due April 2004, 5% interest payable			20,000
Senior term loan A, interest at LIBOR plus 3.88% (5.01% at December 31, 2003) due in varying installments through March 31, 2008			33,150
Senior term loan B, interest at LIBOR plus 4.25% (5.36% at December 31, 2003) interest-only payments until June 2008 with balance due September 2009			20,500
Senior term loan C, interest at 15%, interest-only payments until December 2009, balance due March 2010			19,421
Other due 2004			77

Total debt	125,000		94,948
Less current maturities			24,627

	$125,000		$70,321

        Senior Notes—On February 18, 2004, the Company completed the offering of $120 million of 10% senior notes due 2012. The net proceeds of the offering of the senior notes were used to pay off the outstanding term loans and revolving line of credit, to pay a dividend of approximately $21.5 million, to repurchase approximately $17.5 million of the Company's outstanding common stock, and to pay financing costs of $7.4 million. Additionally in February 2004, the Company entered into a new $25 million revolving line of credit.

        Each of the Company's subsidiaries, which are all 100% owned subsidiaries of the Company, have fully and unconditionally guaranteed the senior notes on a joint and several basis. The Company has no independent assets or operations. As a result, the Company has not presented separate financial statements of the subsidiary guarantors.

        Subordinated Convertible Debt—The Company issued approximately $20 million of 5% Convertible Subordinated Notes due April 9, 2004 in April 2003. These notes were convertible at any time prior to maturity, unless previously redeemed, at the option of the holders into shares of the Company's common stock at a conversion price of $3.00 per share, subject to certain adjustments. The notes are subordinated to the Company's senior indebtedness. The notes will not be subordinated to the Company's trade payables or other general creditors of the Company. On February 9, 2004, these notes, along with approximately $0.9 million of related accrued interest, were converted into approximately 7.0 million shares of the Company's $0.01 par value common stock.

6. RELATED-PARTY TRANSACTIONS

        The Company has a management services agreement with an affiliate of the primary investor whereby the Company pays a transaction fee to the affiliate for services provided for each financing, refinancing, acquisition, or similar nonrecurring transaction. The Company paid $1,740,000 to this affiliate for services related to the Acquisition which is recorded as goodwill and $1,160,000 for financing services which was recorded in other assets as deferred financing costs and was written off as discussed in Note 2. In addition, the Company paid $2,400,000 to this affiliate related to the February financing transaction, which is recorded in other assets as deferred financing costs. The Company paid $320,000 to this affiliate for services related to the acquisition of Grand Valley, $224,000 of which is recorded as goodwill and $96,000 of which is recorded in other assets as financing costs.

        The Predecessor had a management services agreement with an affiliate of their former primary investor, whereby the Predecessor paid an annual base fee of $300,000 plus a percentage fee based on annual net operating cash flow. The total fee was $81,370 for the three-month period ended March 31, 2003.

        The Predecessor entered into a noncompete agreement on July 31, 2002 with the former majority stockholder of Brentwood (Note 2).

        The Predecessor entered into consulting and noncompete agreements on June 16, 1998 with the former majority stockholder of PrimeWood. The agreements require aggregate payments of approximately $4,600,000 in equal annual installments over a six-year period. The fee under these agreements was $172,305 and $191,750 for each of the three-month periods ended June 30, 2004 and June 30, 2003, respectively.

        The Company entered into a noncompete agreement on April 30, 2004 with the former owners of Grand Valley (Note 2).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

        Certain statements in this prospectus are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "believe," "anticipate," "expect," "estimate," "may," "will," "should," "continue," "plans," "intends," "likely" or other similar expressions are forward-looking statements. We caution you that forward-looking statements involve unknown risks, uncertainties and other factors that may cause our actual results and performance to differ materially from any future results or performance expressed or implied by these forward-looking statements.

        Without limiting the generality of the preceding statement, all statements in this prospectus providing estimates and projections concerning or relating to the following matters are forward-looking statements:

  •
  financial results and conditions;

  •
  margins, costs and expenditures;

  •
  cash flows and growth rates;

  •
  demand for our products;

  •
  industry trends;

  •
  new product and customer initiatives;

  •
  manufacturing and other cost-saving initiatives; and

  •
  our liquidity and capital resources.

        In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting our judgment based upon current information and involve a number of risks and uncertainties. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Those factors include, among other things:

  •
  our high degree of leverage and significant debt service obligations;

  •
  restrictions under the indenture governing the notes and our new senior secured revolving credit facility;

  •
  changes in interest rates and general economic, homebuilding industry or home repair and remodeling industry conditions;

  •
  changes in the price of raw materials;

  •
  interruptions in deliveries of raw materials or finished goods;

  •
  the highly competitive nature of our industry; and

  •
  increases in the cost of labor.

Overview

        We are one of the leading manufacturers of hardwood cabinet doors and components and engineered wood products in the United States. Our products include (1) hardwood cabinet door components, face frames and drawer fronts, (2) fully assembled hardwood cabinet doors, (3) rigid thermofoil, or RTF, cabinet doors and components, (4) veneer raised panels, or VRPs, and (5) a variety of laminated and profile-wrapped components. We generate approximately 90% of our sales from the kitchen and bath cabinet manufacturing industry. Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders. We conduct all of our operations through our Woodcraft, PrimeWood, Grand Valley and Brentwood subsidiaries and we operate seven manufacturing facilities located in Minnesota, North Dakota, Oregon, Ohio and Kentucky that allow us to distribute our products nationwide.

        We consummated three strategic acquisitions that have substantially enhanced our market position, product breadth and geographic reach. In June 1998, we acquired our PrimeWood subsidiary, or PrimeWood, a manufacturer of RTF, VRP and profile-wrapped engineered wood products based in North Dakota. In July 2002, we acquired our Brentwood subsidiary, or Brentwood, a manufacturer of solid wood and RTF cabinet doors located in Oregon. In April 2004, we acquired our Grand Valley subsidiary, or Grand Valley, a manufacturer of cabinet doors located in Ohio.

        WII Components, Inc. (formerly known as WII Holdings, Inc.), a Delaware corporation, which we refer to as the Company, was formed to acquire Woodcraft Industries, Inc. and its subsidiaries, or the Predecessor, through a stock purchase on April 9, 2003, which we refer to as the Acquisition. For accounting purposes, the Acquisition was recorded with an effective date of April 1, 2003. The Acquisition was accounted for using the purchase method of accounting. Accordingly, the assets acquired and the liabilities assumed by WII Components, Inc. were recorded at fair value as of April 1, 2003 and included $104.0 million for goodwill. The financial information for periods after April 1, 2003 may not be comparable to financial information for periods prior to April 1, 2003.

        In February 2004, we entered into a new senior secured revolving credit facility and used the proceeds from the sale of our 10% Senior Notes due 2012 to pay off the term loans and revolving line of credit under our old senior credit facility, pay a dividend of approximately $21.5 million, to repurchase an aggregate of 3,317,580 shares of our voting and non-voting common stock from all of our existing stockholders on a proportionate basis for an aggregate purchase price of approximately $17.5 million or $5.29 per share and to pay financing costs of $7.4 million.

Results of Operations

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

        The following table outlines, for the three months ended June 30, 2004 and for the three months ended June 30, 2003, selected operating data derived from our consolidated statements of operations and presents this information as a percentage of net sales:

	WII Components, Inc.	Predecessor
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
	(dollars in thousands)
Net sales	$51,217	$45,180
% of net sales	100.0%	100.0%
Cost of sales	42,377	35,564
% of net sales	82.7%	78.7%

Gross profit	8,840	9,616
% of net sales	17.3%	21.3%
Operating expenses	2,960	2,788
% of net sales	5.8%	6.2%

Operating income	5,880	6,828
% of net sales	11.5%	15.1%
Other expenses:
Interest expense	3,429	2,134
% of net sales	6.7%	4.7%
Other income, net	(8)	(17)
% of net sales	0.0%	0.0%
Income taxes	901	1,761
% of net sales	1.8%	3.9%

Net income	1,558	2,950
% of net sales	3.0%	6.5%

        Net sales.    Net sales increased $6.0 million, or 13.3%, from $45.2 million for the three months ended June 30, 2003 to $51.2 million for the three months ended June 30, 2004. Sales in our hardwood product line increased $6.8 million attributable to a combination of (i) increases in volume due in part to overall industry growth and in part to market share gain, and (ii) price adjustments made in response to increases in raw material costs. These price adjustments normally lag three to four months behind increases in our raw material costs. This increase is partially offset by a $0.8 million decrease in sales in our engineered wood products line due to a partial loss of market share by some of our customers and a softening in this market sector.

        Cost of sales.    Cost of sales increased $6.8 million, or 19.1%, from $35.6 million for the three months ended June 30, 2003 to $42.4 million for the three months ended June 30, 2004. This increase in cost of sales is attributable to (i) increased material, labor and overhead costs related to volume growth, (ii) inflation, primarily in respect of raw material costs, related to both our hardwood and engineered wood product lines, and (iii) operating inefficiencies experienced due to the expansion of our Brentwood facility. These costs were partially offset in part by the spreading of our fixed costs over a larger sales base.

        Gross profit.    Gross profit decreased $0.8 million, or 8.3%, from $9.6 million for the three months ended June 30, 2003 to $8.8 million for the same period in 2004 as a result of the factors described above. As a percentage of net sales, our gross profit decreased 400 basis points from 21.3% for the three months ended June 30, 2003 to 17.3% for the same period in 2004. This decrease reflects (i) increases in our raw material costs compared to the same period in 2003 and (ii) inefficiencies in material and labor utilization in the hardwood product line, offset in part by (iii) the spreading of our fixed costs over a larger sales base.

        Operating expenses.    Operating expenses increased $0.2 million, or 7.1%, from $2.8 million for the three months ended June 30, 2003 to $3.0 million for the same period in 2004. This increase is primarily attributable to the inclusion of two full months of operations of Grand Valley in 2004.

        Operating income.    Operating income decreased by $0.9 million, or 13.2%, from $6.8 million for the three months ended June 30, 2003 to $5.9 million for the three months ended June 30, 2004 as a result of the net effect of the factors described above.

        Interest expense.    Interest expense increased $1.3 million, or 61.9%, from $2.1 million for the three months ended June 30, 2003 to $3.4 million for the three months ended June 30, 2004. This increase relates to a higher level of debt and the higher interest rate in connection with the issuance of $120.0 million senior notes in February 2004.

        Other income.    Other income decreased from $17,000 for the three months ended June 30, 2003 to $8,000 for the three months ended June 30, 2004.

        Income tax expense.    Income tax expense decreased $0.9 million, or 50.0% from $1.8 million for the three months ended June 30, 2003 to $0.9 million for the three months ended June 30, 2004 as a result of lower earnings. The effective tax rate decreased 80 basis points from 37.4% in 2003 to 36.6% in 2004 due to permanent differences.

        Net income.    Net income decreased $1.4 million, or 46.7%, from $3.0 million for the three months ended June 30, 2003 to $1.6 million for the three months ended June 30, 2004 as a result of the factors described above.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

        For purposes of the discussion of the results of operations for the six months ended June 30, 2004 and six months ended June 30, 2003, the results of operations for the company for the three-month period ended June 30, 2003 and the results of operations for the predecessor for the three-month period ended March 31, 2003 have been combined in the table below. The following table sets forth selected operating data derived from our consolidated statements of operations and presents this information as a percentage of net sales.

	WII Components, Inc.	Combined	Predecessor	WII Components, Inc.
	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Three Months Ended March 31, 2003	Three Months Ended June 30, 2003
Net sales	$98,936	$86,160	$40,980	$45,180
% of net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81,729	67,635	32,071	35,564
% of net sales	82.6%	78.5%	78.3%	78.7%

Gross profit	17,207	18,525	8,909	9,616
% of net sales	17.4%	21.5%	21.7%	21.3%
Operating expenses	6,705	6,976	4,188	2,788
% of net sales	6.8%	8.1%	10.2%	6.2%

Operating income	10,502	11,549	4,721	6,828
% of net sales	10.6%	13.4%	11.5%	15.1%
Other expenses:
Interest expense	5,918	2,969	835	2,134
% of net sales	6.0%	3.4%	2.0%	4.7%
Other loss (income), net	3,420	(45)	(28)	(17)
% of net sales	3.5%	-0.1%	-0.1%	-0.0%
Income tax expense	422	3,165	1,404	1,761
% of net sales	0.4%	3.7%	3.4%	3.9%

Net income	742	5,460	2,510	2,950
% of net sales	0.7%	6.3%	6.1%	6.5%

        Net sales.    Net sales increased $12.8 million, or 14.9%, from $86.1 million for the six months ended June 30, 2003 to $98.9 million for the six months ended June 30, 2004. Our hardwood product line increased $13.3 million and is attributable to a combination of (i) increases in volume due in part to overall industry growth and in part to market share gain, and (ii) price adjustments due to increases in raw material costs. This increase is partially offset by a $0.5 million decrease in sales in our engineered wood products line due to a partial loss of market share by some of our customers and a softening in this market sector.

        Cost of sales.    Cost of sales increased $14.1 million, or 20.9%, from $67.6 million for the six months ended June 30, 2003 to $81.7 million for the six months ended June 30, 2004. This increase in cost of sales is attributable to (i) increased material, labor and overhead costs related to volume growth, (ii) inflation, primarily in respect of raw material costs, in each case related to both our hardwood and engineered wood product lines, and (iii) inefficiencies in material and labor utilization in the hardwood product line due to the increased demand and the importance of on-time deliveries to our customers. These costs were partially offset by gains in operational efficiency in the engineered wood product line and by spreading our fixed costs over a larger sales base.

        Gross profit.    Gross profit decreased $1.3 million, or 7.0%, from $18.5 million for the six months ended June 30, 2003 to $17.2 million for the same period in 2004 as a result of the factors described above. As a percentage of net sales, our gross profit decreased 410 basis points from 21.5% for the three months ended June 30, 2003 to 17.4% for the same period in 2004. This decrease reflects (i) increases in our raw material costs compared to the same period in 2003 and (ii) inefficiencies in material and labor utilization in the hardwood product line, offset in part by (iii) the spreading of our fixed costs over a larger sales base.

        Operating expenses.    Operating expenses decreased $0.3 million, or 4.3%, from $7.0 million for the six months ended June 30, 2003 to $6.7 million for the same period in 2004. The decrease consists of (i) $0.2 million in lower stock compensation expense, (ii) $1.5 million in cash payments to holders of the predecessors capital stock for certain tax liabilities incurred upon the sale of capital stock in April 2003, (iii) $0.2 million write-down of an impaired asset in 2003, (iv) $0.1 million of periodic fees paid to the private equity firm which managed the equity fund that owned the predecessor and (v) $0.1 million of professional fees. This decrease was offset partially by $0.8 million of additional incentive compensation paid to certain key employees in February 2004 in recognition of our improved financial performance and the successful completion of the offering of the old notes, a $0.5 million increase in bad debt expense due to a reversal of an allowance for doubtful account reserve in 2003, $0.2 million due to the inclusion of two full months of operations of Grand Valley in 2004, and approximately $0.3 million of inflation on wages, insurance and additional headcount needed to support sales growth.

        Operating income.    Operating income decreased by $1.0 million, or 8.7%, from $11.5 million for the six months ended June 30, 2003 to $10.5 million for the six months ended June 30, 2004 as a result of the net effect of the factors described above.

        Interest expense.    Interest expense increased $2.9 million, or 96.7%, from $3.0 million for the six months ended June 30, 2003 to $5.9 million for the six months ended June 30, 2004. Amortization of deferred financing fees accounted for $0.2 million of the increase. The remaining increase related to the increase in debt and the higher interest rate on the senior credit facility established in connection with the Acquisition in April 2003 and the issuance of $120.0 million senior notes in February 2004.

        Other loss (income).    Other loss (income) changed from $45,000 of other income for the six months ended June 30, 2003 to $3.4 million of other loss for the six months ended June 30, 2004 resulting from the write-off of financing fees related to the senior credit facility from April 2003 which was subsequently paid-off in February 2004.

        Income tax expense.    Income tax expense decreased $2.8 million, or 87.5% from $3.2 million for the six months ended June 30, 2003 to $0.4 million for the six months ended June 30, 2004 as a result of lower earnings. The effective tax rate decreased 40 basis points from 36.7% in 2003 to 36.3% in 2004 due to permanent differences.

        Net income.    Net income decreased $4.7 million, or 87.0%, from $5.4 million for the six months ended June 30, 2003 to $0.7 million for the six months ended June 30, 2004 as a result of the factors described above.

Liquidity and Capital Resources

        Our primary cash needs are working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our prior and existing senior secured credit facilities.

        Refinancing.    On February 18, 2004, we repaid the entire outstanding balance of our old senior secured credit facility and terminated the related credit agreement. Under that credit facility, we had three outstanding term loans and a $15.0 million revolving credit facility. As of December 31, 2003, we had a $1.8 million outstanding balance under the revolving credit facility and $73.1 million outstanding under our term loans. Two of our term loans, Term Loan A and Term Loan B, accrued interest at variable rates and our third term loan, Term Loan C, accrued interest at the fixed rates of 12% cash interest and 3% payment in kind, or PIK, interest. The interest rates on Term Loan A, Term Loan B and Term Loan C were 5.0%, 5.4% and 15.0% (including 3.0% PIK interest), respectively, as of December 31, 2003. Borrowings under our old credit facility were secured by substantially all of our assets. Under our old credit facility we were required to comply with certain financial covenants, including maintenance of financial ratios and limitations on some of our business transactions. As of December 31, 2003, we were in compliance with these covenants. On February 18, 2004 we replaced our old credit facility with a new senior secured revolving credit facility. Our existing credit facility provides for revolving credit of up to $25.0 million subject to a borrowing base and outstanding principal bears interest at a fluctuating rate equal to, at our option, either the base rate plus 2 1/4% per annum or LIBOR plus 3 1/2% per annum for the first twelve months the facility is in place and thereafter either the base rate plus 2% per annum or LIBOR plus 3 1/4% per annum when the ratio of total debt to trailing twelve month EBITDA is less than 4.0 to 1.0. As of June 30, 2004, we had $5.0 million outstanding under our credit facility. We must comply with certain financial covenants under our credit facility including maintenance of a minimum fixed change coverage ratio, a maximum total leverage ratio and an EBITDA minimum. As of December 31, 2003, we also had $4.4 million of capital lease debt obligations unrelated to the credit facility, of which $0.9 million was current and as of June 30, 2004 we had $4.0 million of capital lease obligations, of which $0.8 million was current.

        In April 2003, in connection with the Acquisition, we issued approximately $20 million of our Convertible Subordinated Notes due April 9, 2004, which bore PIK interest at the rate of 5%. The notes, along with any accrued and unpaid interest, were convertible, at the option of the holders, at any time prior to maturity, unless previously redeemed, into shares of our voting common stock at a conversion price of $3.00 per share, subject to certain adjustments. The notes were subordinated to our senior indebtedness. On February 9, 2004, the notes were converted into 6,950,000 shares of our common stock.

        In July 2003, we entered into an interest rate collar transaction with respect to the variable interest rates on a portion of the debt described above for an approximate notional amount of $55.6 million in order to fix the LIBOR index rate between 1.2% and 6.0%. To the extent that the index rate was below the 1.2% floor, we were required to pay the difference between the floor and the actual rate. To the extent that the index rate was above the 6.0% cap, we were entitled to receive the difference between the cap and the actual rate. The index rate at December 31, 2003 was 1.16% and we accrued an associated liability. At December 31, 2003, the value of the asset related to the interest rate collar was approximately $148,000. The related asset is classified in other assets. We discontinued this interest rate hedge in connection with the repayment of our old credit facility as described above.

        Our existing senior secured revolving credit facility and the indenture for the notes imposes certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Indebtedness under our existing senior secured revolving credit facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

        Cash flow from operating activities.    As of December 31, 2003, we had approximately $40,000 of cash and cash equivalents available for working capital purposes. As of June 30, 2004, we had approximately $2,000 of cash and cash equivalents available for working capital purposes. Cash provided by operating activities for the six months ended June 30, 2004 was $7.0 million compared to $10.6 million for the same period in 2003.

        Cash flow from investing activities.    Net cash used in investing activities was $18.5 million for the first six months of 2004 compared to $1.3 million used in the same period in 2003. Capital expenditures were $2.5 million for the six months ended June 30, 2004 compared to $1.4 million for the same period in 2003. Cash flow from investing activities includes $15.9 million for our Grand Valley acquisition for the six month period ended June 30, 2004.

        Cash flow from financing activities.    Net cash provided by financing activities for the six months ended June 30, 2004 totaled $11.4 million and includes cash inflows for the $120.0 million offering of senior notes, an increase in the new credit facility of $1.2 million in conjunction with the offering of our 10% senior notes, issuance of common stock of $8.3 million in conjunction with the Grand Valley acquisition, and an increase in the revolver of approximately $3.5 million. Net cash used by financing activities for the six months ended June 30, 2004 includes the payment to extinguish the old credit facility of $75.0 million, a dividend distribution of $21.5 million, a repurchase of common stock of $17.5 million and $7.4 million of debt issuance cost in connection with the offering of $120.0 million of our 10% senior notes due 2012.

        Net cash used by financing activities in the six month period ended June 30, 2003 totaled $11.1 million and consisted primarily of required principal payments on fixed term debt obligations, payment of $6.9 million to satisfy the full obligation under the Industrial Revenue Bonds and a reduction in the revolver.

        Dividends.    In the three months ended March 31, 2003, the predecessor paid a dividend in the amount of $11.4 million to its preferred shareholders. We are limited by our current debt covenants regarding the payment of dividends. On February 24, 2004, we used $39.0 million of the net proceeds from the offering of the old notes to make payments to our stockholders through a combination of dividends and redemptions of common stock. The payment of the dividend and the stock redemption from the net proceeds of this offering, may result in impairment of goodwill on the balance sheet. The goodwill impairment would affect net income and may result in negative net worth on the balance sheet. As of June 30, 2004, there was no goodwill impairment charge associated with these payments.

        We anticipate that the funds generated by operations and funds available under the new senior secured revolving credit facility will be sufficient to meet working capital requirements and to finance capital expenditures over the next twelve months. We cannot provide assurances that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our new senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot provide assurances that we will be able to refinance any of our indebtedness, including our new senior secured revolving credit facility and the notes, on commercially reasonable terms, if at all.

Inflation

        Our cost of sales is subject to inflationary pressures on labor costs, prices of the raw materials we use and various overhead costs. We generally have been able over time to offset the effects of inflation and price fluctuations through a combination of sales price increases and operational efficiencies.

Seasonality

        Our sales historically have been moderately seasonal, reflecting the temporary slow down in consumer purchasing activity during the winter holiday season and the summer months.

Critical Accounting Policies

        The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the uncertainty inherent in these matters, actual results could differ from those estimates. We believe that the estimates, assumptions and judgments involved in the accounting policies below have the greatest potential impact on our financial statements.

        Revenue recognition.    We recognize revenues and related cost of sales when title passes, which is usually upon shipment of product under FOB shipping point terms. Returns are estimated and provided for at the time of sale based on historical experience and current trends.

        Allowance for doubtful accounts.    We make estimates of potentially uncollectible accounts receivable. Our reserves are based on an analysis of customers' accounts and historical write-off experience. Our analysis includes the age of the receivable, customer creditworthiness and general economic conditions. We believe the results could be materially different if historical trends do not reflect actual results or if economic conditions worsened.

        Goodwill.    We adopted Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, and accordingly have discontinued the amortization of goodwill. We evaluate goodwill for impairment annually or whenever an indicator of impairment occurs. If events or circumstances change, including reductions in anticipated cash flows generated by operations, goodwill could become impaired and result in a charge to earnings.

        Impairment of long-lived assets.    We evaluate the carrying value of long-lived assets, such as property, plant and equipment, for impairment when events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the asset or group of assets, the carrying value is reduced to its estimated fair value. Fair value is estimated based on the best information available, including prices for similar assets or results of valuation techniques such as discounting estimated future cash flows.

        Insurance benefit accruals.    Each accounting period, we estimate an amount to accrue for medical costs incurred but not yet reported under our self-funded employee medical and workers compensation insurance plans. We base our determination on an evaluation of past rates of claim payouts and trends in the amount of payouts. This determination requires significant judgment and assumes past patterns are representative of future payment patterns. A significant shift in usage and payment patterns within these plans could necessitate significant adjustments to these accruals in future accounting periods.

        Purchase accounting.    We accounted for our acquisitions under the purchase method of accounting and, accordingly, the acquired assets and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on third-party estimates and valuations when available. The remaining values are based on management's judgments and estimates. Our financial position and results from operations may be affected by changes in estimates and judgments.

        Income taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure along with assessing temporary differences resulting from differing treatment of items, such as capital assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We also must assess the likelihood that our deferred tax asset will be recovered from taxable income and, to the extent we believe recovery is not likely, we must establish a valuation allowance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We are subject to various market risks such as fluctuating lumber prices and interest rates. At present, the only hedging instrument we employ is an interest rate collar pursuant to an agreement that we intend to terminate upon consummation of this offering.

        Commodity price risk.    Hardwood lumber accounts for the largest portion of our material costs. Our profitability is therefore affected by the prices of lumber which may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, competition and, in some cases, government regulation. Though we are not dependent on any single supplier for our raw materials, we have no long-term supply contracts and thus, are subject to changes in the prices charged by our suppliers. The prices for the primary hardwood species we use in the production of our hardwood doors and components are subject to some volatility.

        Interest rate risk.    We are exposed to market risk relating to changes in interest rates in respect of a portion of our long-term debt and a portion of our capital leases. As of June 30, 2004, we had $5.0 million outstanding under our senior secured revolving credit facility, all of which will bear interest at variable rates. In addition, as of that date, we had approximately $1.2 million of capital leases that bear interest at variable rates. We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

Item 4. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures.

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

  (b)
  Changes in internal controls.

        None.

PART II—OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds
On April 24, 2004, in connection with its acquisition of Grand Valley Door Co., WII Components, Inc. sold an aggregate of 2,142,857 shares of its voting common stock to all of its existing holders of voting common stock and one shareholder of Grand Valley Door Co. for an aggregate purchase price of $8,250,000. The sale of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because they were sold in a transaction by the issuer not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

31.1	Certification of Chief Financial Officer of WII Components, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer of WII Components, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Financial Officer of WII Components, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer of WII Components, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(b) Reports on Form 8-K

  None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WII COMPONENTS, INC.
Dated: August 16, 2004	By:	/s/ JOHN FITZPATRICK John Fitzpatrick Chief Executive Officer (Principal Executive Officer)
Dated: August 16, 2004		/s/ DALE B. HERBST Dale B. Herbst Chief Financial Officer (Principal Financial and Accounting Officer)