Form 10-Q
period 2004-09-30
WII Components, Inc.
filed 2004-11-12
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:

333-115490

WII COMPONENTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 73-1662631
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☒  No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐  No ☒.

As of November 8, 2004, 20,734,843 shares of voting common stock, $.01 par value per share, were outstanding and 854,261 shares of non-voting common stock, $.01 par value per share, were outstanding.

WII COMPONENTS, INC.

FORM 10-Q

Quarter Ended September 30, 2004

Table of Contents

Part I—Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003 (unaudited)	3
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2004 and the Three Months Ended September 30, 2003 (unaudited)	4
Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2004, the Six Months Ended September 30, 2003, and the Three Months Ended March 31, 2003 (unaudited)	5
Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2004 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004, the Six Months Ended September 30, 2003, and the Three Months Ended March 31, 2003 (unaudited)	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Controls and Procedures	20

Part II-Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6. Exhibits	21
(a) Exhibits	21
Signatures	22

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash	$219	$39
Accounts receivable, net	10,030	9,158
Inventories	14,335	13,327
Other current assets	3,775	4,848

Total current assets	28,359	27,372
Property, plant, and equipment, net	41,503	37,023
Goodwill	107,811	104,041
Customer relationship	7,544
Noncompete agreements	1,312	1,617
Other assets	7,158	3,872

TOTAL	$193,687	$173,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$	$24,627
Accounts payable	4,518	6,071
Accrued payroll	3,815	2,626
Other current liabilities	7,487	8,180

Total current liabilities	15,820	41,504
Long-term debt, net of current maturities	123,500	70,321
Other noncurrent liabilities	7,375	7,966
Stockholders’ Equity:
Common stock—voting	206	148
Common stock—nonvoting	9	10
Additional paid-in capital	45,219	47,283
Retained earnings	1,558	6,552
Accumulated other comprehensive income		141

Total stockholders’ equity	46,992	54,134

TOTAL	$193,687	$173,925

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
NET SALES	$52,274	$43,958
COST OF SALES	42,981	35,434

Gross profit	9,293	8,524
OPERATING EXPENSES:
General and administrative	2,450	2,099
Selling and marketing	743	727
Stock compensation expense	261
Loss on sale of assets	10

Total operating expenses	3,464	2,826

OPERATING INCOME	5,829	5,698
OTHER INCOME (EXPENSE):
Interest income	9	20
Interest expense	(3,477)	(2,019)
Other income	1	13

Total other expense	(3,467)	(1,986)

INCOME BEFORE PROVISION FOR INCOME TAXES	2,362	3,712
PROVISION FOR INCOME TAXES	858	1,388

NET INCOME	$1,504	$2,324

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

(SUCCESSOR), AND WOODCRAFT INDUSTRIES, INC. AND

SUBSIDIARIES (PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2004	Six Months Ended September 30, 2003	Three Months Ended March 31, 2003
NET SALES	$151,210	$89,138	$40,980
COST OF SALES	124,710	70,997	32,071

Gross profit	26,500	18,141	8,909
OPERATING EXPENSES:
General and administrative	7,264	4,151	1,396
Selling and marketing	2,242	1,467	733
Stock compensation expense	652		1,841
Loss (Gain) on sale of assets	11	(4)	218

Total operating expenses	10,169	5,614	4,188

OPERATING INCOME	16,331	12,527	4,721
OTHER INCOME (EXPENSE):
Interest income	28	40	22
Interest expense	(9,394)	(4,153)	(835)
Loss on modification of debt	(3,454)
Other income	15	9	6

Total other expense	(12,805)	(4,104)	(807)

INCOME BEFORE PROVISION FOR INCOME TAXES	3,526	8,423	3,914
PROVISION FOR INCOME TAXES	1,280	3,149	1,404

NET INCOME	$2,246	$5,274	$2,510

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Voting		Nonvoting
	Shares	Amount	Shares	Amount
BALANCE-December 31, 2003	14,813,827	$148	1,000,000	$10	$47,283	$6,552	$141	$54,134
Conversion of convertible note	6,950,000	69			20,781			20,850
Repurchase of common stock	(3,171,841)	(32)	(145,739)	(1)	(17,517)			(17,550)
Dividend distribution					(14,209)	(7,240)		(21,449)
Stock compensation expense					652			652
Stock issued to fund acquisition	2,142,857	21			8,229			8,250

Net income						2,246		2,246
Derivative instrument							(141)	(141)

Total comprehensive income								2,105

BALANCE-September 30, 2004	20,734,843	$206	854,261	$9	$45,219	$1,558	$—	$46,992

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

(SUCCESSOR), AND WOODCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

(PREDECESSOR) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2004	Six Months Ended September 30, 2003	Three Months Ended March 31, 2003
OPERATING ACTIVITIES:
Net income	$2,246	$5,274	$2,510
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on modification of debt	3,454
Depreciation and amortization	5,210	3,190	1,369
Deferred income taxes		(471)	175
Loss on sale of assets	11	(4)	218
Stock compensation expense	652		334
Change in operating assets and liabilities:
Accounts receivable	(657)	1,619	(4,393)
Inventories	(856)	637	(1,593)
Other current assets	1,081	5,799	37
Accounts payable	(2,101)	12	686
Accrued payroll and other current liabilities	1,208	320	1,646

Net cash provided by operating activities	10,248	16,376	989

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(3,729)	(2,667)	(533)
Proceeds from sale of assets	2	4	11
Change in other assets	(161)	(23)	79
Grand Valley acquisition	(15,937)

Net cash used in investing activities	(19,825)	(2,686)	(443)

FINANCING ACTIVITIES:
Principal payments under long-term financing agreements	(87,943)	(15,760)	(6,737)
Borrowings of long-term debt	135,783	275	6,200
Dividend distribution	(21,450)
Repurchase of common stock	(17,550)
Issuance of common stock	8,250
Debt issue costs	(7,385)
Termination of interest rate collar	52	63

Net cash (used in) provided by financing activities	9,757	(15,422)	(537)

NET (DECREASE) INCREASE IN CASH	180	(1,732)	9
CASH—Beginning of period	39	1,888	2

CASH—End of period	$219	$156	$11

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8,950	$2,493	$681

Cash paid for income taxes—net	$323	$5,902	$411

NONCASH ACTIVITY:
Accrued redeemable preferred stock cumulative dividends for Series A, B, and C	$	$	$1,184

Conversion of subordinated convertible note and accrued interest to common stock	$20,850	$	$

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

(SUCCESSOR), AND WOODCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

(PREDECESSOR) NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. NATURE OF BUSINESS

Company Background—WII Components, Inc. (formerly WII Holdings, Inc. and referred to herein as the “Successor” or the “Company”), a Delaware corporation, was formed to acquire 100% of the common stock of Woodcraft Industries, Inc. and Subsidiaries (the “Predecessor” or the “Company”) in a buyout (the “Acquisition”) from the former owners. On April 9, 2003, pursuant to a sale agreement between WII Components, Inc. and the former owners, WII Components, Inc. acquired the common stock of Woodcraft Industries, Inc. for a total of approximately $145 million. For accounting purposes, the acquisition date is considered to be April 1, 2003. WII Components, Inc. has no independent assets or operations separate from its consolidated subsidiaries.

The Acquisition was accounted for using the purchase method of accounting. Accordingly, the assets acquired and the liabilities assumed by WII Components, Inc. were recorded at fair value as of the date of the Acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed totaling $104,040,961 was recorded as goodwill.

In February 2004, the Successor completed an equity restructuring using the proceeds from its $120 million 10% senior notes offering (Note 5) to pay off the outstanding term loans and revolving line of credit, to pay a dividend of approximately $21.5 million, to repurchase approximately $17.5 million of the Successor’s outstanding common stock, and to pay financing costs of approximately $7.4 million.

The Company acquired a cabinet door manufacturer operating under the name Grand Valley Door Co. (“Grand Valley”) on April 30, 2004 (Note 4).

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

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. As described more fully in Note 4, the Company completed the acquisition of Woodcraft Industries, Inc. and its wholly owned subsidiaries, PrimeWood, Inc. (“PrimeWood”) and Brentwood Acquisition, Corp. (“Brentwood”) on April 9, 2003, and completed the acquisition of Grand Valley on April 30, 2004. All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

Inventories—Inventories consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$9,440	$8,315
Work in process	3,645	3,116
Finished goods	1,980	2,039
LIFO adjustment	(730)	(143)

	$14,335	$13,327

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market. The remainder of the inventory is valued under the first-in, first-out method (“FIFO”). As of Sepember 30, 2004 and December 31, 2003, inventory on the LIFO method represented 53% and 61%, respectively, of consolidated inventories.

Goodwill—As discussed in Note 3, in 2002, the Company adopted and accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. In part, SFAS No. 142 states that companies are no longer required to amortize goodwill but instead must evaluate goodwill for impairment at least annually. Previously, goodwill was amortized over its estimated useful life. The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year. Fair value is measured using the present value of expected future cash flows.

Customer Relationship—Customer Relationship relates to an intangible asset recorded through the purchase price allocation of the Grand Valley acquisition (Note 4). The $7,872,000 intangible asset is being amortized over the estimated life of 10 years. Amortization for both the three-month period ended September 30, 2004 and the nine-month period ended September 30, 2004 was $328,000.  Expected amortization is as follows for the years ended December 31 (in thousands):

2004	$525
2005	787
2006	787
2007	787
2008	787
2009-2014	4,199

Noncompete Agreement—Noncompete agreements primarily relate to agreements with the former owners of PrimeWood, Brentwood, and Grand Valley. Noncompete rights are being amortized over the applicable terms of the agreements (6 years, 5 years, and 7 years, respectively), and are expected to be fully amortized by June 2004, July 2007, and April 2011, respectively. Amortization for the three-month period ended September 30, 2004, the three-month period ended September 30, 2003, the nine-month period ended September 30, 2004, the six-month period ended September 30, 2003, and the three-month period ended March 31, 2003 was $113,000, $149,000, $404,000, $298,000 and $150,000, respectively. Expected amortization is as follows for the years ended December 31 (in thousands):

2004	$516
2005	444
2006	444
2007	265
2008	14
2009-2011	33

Stock Options—The Predecessor had a stock option plan that provided for the granting of up to 150,881 nonqualified stock options on the Predecessor’s common stock. Certain officers, directors, and key employees were granted options to purchase common stock of the Predecessor under these plans. There were 29,501 options that were canceled and reissued during 2001, resulting in the need to adopt variable accounting over the remaining vesting period of the repriced options. As of December 31, 2002, of the remaining options 6,250 shares were vested. The Predecessor recorded compensation expense related to options of $334,000 for the three-month period ended March 31, 2003.

In April 2003, the 2003 Stock Option and Grant Plan (“2003 Plan”) was approved by the stockholders of the Successor. The 2003 Plan allows the granting of both incentive stock options and nonqualified stock options. The 2003 Plan serves as the successor to the plans implemented by the Predecessor. Under the terms of the 2003 Plan, a maximum of 2,500,000 shares of stock, subject to adjustment, were made available for awards to officers, employees, directors, consultants, and other key persons of the Company. Awards may include, but are not limited to, stock options, restricted stock, unrestricted stock awards, and substitute performance awards.

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

As a part of the February 2004 equity restructuring (Note 5), the Successor repriced the outstanding stock options. The Successor has adopted variable plan accounting for these options from the date of the repricing. Based on the fair value of the options as of the date of the repricing, the Successor will record approximately $3.4 million of compensation expense over the remaining vesting period of approximately three years. The Company recorded $261,000 and $652,000 of noncash compensation expense during the three and nine month periods ended September 30, 2004, respectively.

In April 2004, the Company granted 489,000 options under the 2003 Plan. The fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate of 3.9%, an expected life of six years, and no volatility.

The Company accounts for the options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized as of the original grant date. Had compensation cost for the options been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income would have been the following pro forma amounts for the indicated periods (in thousands):

	Successor				Predecessor
	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Six Months Ended September 30, 2003	Three Months Ended March 31, 2003
Net income
As reported	$2,246	$1,504	$2,324	$5,274	$2,510
Pro forma	2,176	1,477	2,275	$5,192	2,510

3. GOODWILL

Effective January 1, 2002, the Company adopted and began accounting for goodwill in accordance with SFAS No. 142 which states that companies are no longer required to amortize goodwill but instead must evaluate goodwill for impairment annually, if not more frequently. The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year. Previously, goodwill was amortized over its estimated useful life. Based on the impairment tests performed on December 31, 2003, the Company’s fair value exceeds the carrying value, resulting in no goodwill impairment.

The change in the carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2003	$104,041
Goodwill acquired (Note 4)	3,770

Balance at September 30, 2004	$107,811

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

Pro forma financial information is provided for informational purposes only and is not necessarily indicative of the Company’s operating results that would have occurred had the acquisitions been consummated on the dates for which the consummation of the acquisitions are being given effect, nor is it necessarily indicative of the Company’s future operating results. The pro forma amounts do not reflect any operating efficiencies and cost savings that the Company believes are achievable.

On April 30, 2004, the Company acquired a cabinet door manufacturer operating under the name of Grand Valley Door Co. The acquisition was accomplished through the acquisition of substantially all of the assets of Ohio Door Company and certain land and improvements from Grand Valley Investment LLC. The Company paid a cash purchase price at closing of $16 million and, if the business acquired achieves certain sales and profit margin targets, an additional $1 million will be payable prior to June 30, 2006. Approximately half of the purchase price was funded with borrowings under the senior secured revolving credit facility and the remainder was funded from the proceeds of an equity contribution from existing stockholders. The acquired company is a 100% owned subsidiary of the Successor and, on June 25, 2004, agreed to fully and unconditionally guarantee the senior notes on a joint and several basis with the Successor’s existing subsidiary guarantors.

The Acquisition of Grand Valley was accounted for using the purchase method of accounting. Accordingly, the assets acquired and the liabilities assumed by the Successor were recorded at fair value as of the date of the Acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed totaling $3,770,000 was recorded as goodwill. Based upon the Company's final purchase price allocation, $7,872,000 of the purchase price was recorded as another intangible asset, Customer Relationship (Note 2). The pro forma effects of this transaction are not material to the Company’s results of operations. The components of the preliminary purchase price allocation are as follows (in thousands):

Current assets	$386
Property, plant, and equipment	4,491
Other assets	125
Goodwill	3,770
Customer Relationship	7,872
Noncompete agreement	100

Assets acquired	16,744
Liabilities assumed	808

Net assets acquired	$15,936

5. FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	September 30, 2004	December 31, 2003
Senior notes (10%) due 2012	$120,000	$
Revolver (5.15% and 6.63% at September 30, 2004 and December 31, 2003, respectively)	3,500	1,800
Subordinated convertible notes, due April 2004, 5% interest payable		20,000
Senior term loan A, interest at LIBOR plus 3.88% (5.01% at December 31, 2003) due in varying installments through March 31, 2008		33,150
Senior term loan B, interest at LIBOR plus 4.25% (5.36% at December 31, 2003) interest-only payments until June 2008 with balance due September 2009		20,500
Senior term loan C, interest at 15%, interest-only payments until December 2009, balance due March 2010		19,421
Other due 2004		77

Total debt	123,500	94,948
Less current maturities		24,627

	$123,500	$70,321

Senior Notes—On February 18, 2004, the Company completed the offering of $120 million of 10% senior notes due 2012. The net proceeds of the offering of the senior notes were used to pay off the outstanding term loans and revolving line of credit, to pay a dividend of approximately $21.5 million, to repurchase approximately $17.5 million of the Company’s outstanding common stock, and to pay financing costs of $7.4 million. Additionally in February 2004, the Company entered into a new $25 million revolving line of credit.

Each of the Company’s subsidiaries, which are all 100% owned subsidiaries of the Company, have fully and unconditionally guaranteed the senior notes on a joint and several basis. The Company has no independent assets or operations. As a result, the Company has not presented separate financial statements of the subsidiary guarantors.

Subordinated Convertible Debt—The Company issued approximately $20 million of 5% Convertible Subordinated Notes due April 9, 2004 in April 2003. These notes were convertible at any time prior to maturity, unless previously redeemed, at the option of the holders into shares of the Company’s common stock at a conversion price of $3.00 per share, subject to certain adjustments. The notes are subordinated to the Company’s senior indebtedness. The notes were not subordinated to the Company’s trade payables or other general creditors of the Company. On February 9, 2004, these notes, along with approximately $0.9 million of related accrued interest, were converted into approximately 7.0 million shares of the Company’s $0.01 par value common stock.

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

The Predecessor had a management services agreement with an affiliate of its former primary investor, whereby the Predecessor paid an annual base fee of $300,000 plus a percentage fee based on annual net operating cash flow. The total fee was $81,370 for the three-month period ended March 31, 2003.

The Predecessor entered into a noncompete agreement on July 31, 2002 with the former majority stockholder of Brentwood (Note 2).

The Predecessor entered into consulting and noncompete agreements on June 16, 1998 with the former majority stockholder of PrimeWood. The agreements require aggregate payments of approximately $4,600,000 in equal annual installments over a six-year period. The fee under these agreements was $0 and $191,750 for each of the three-month periods ended September 30, 2004 and September 30, 2003, respectively (Note 2).

The Company entered into a noncompete agreement on April 30, 2004 with the former owners of Grand Valley (Notes 2 and 4).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements in this prospectus are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “continue,” “plans,” “intends,” “likely” or other similar expressions are forward-looking statements. We caution you that forward-looking statements involve unknown risks, uncertainties and other factors that may cause our actual results and performance to differ materially from any future results or performance expressed or implied by these forward-looking statements.

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

•      restrictions under the indenture governing the notes and our senior secured revolving credit facility;

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

Results of Operations

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

The following table outlines, for the three months ended September 30, 2004 and for the three months ended September 30, 2003, selected operating data derived from our consolidated statements of operations and presents this information as a percentage of net sales:

	WII Components, Inc.
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
	(dollars in thousands)
Net sales	$52,274	$43,958
% of net sales	100.0%	100.0%
Cost of sales	42,981	35,434
% of net sales	82.2%	80.6%

Gross profit	9,293	8,524
% of net sales	17.8%	19.4%
Operating expenses	3,464	2,826
% of net sales	6.6%	6.4%

Operating income	5,829	5,698
% of net sales	11.2%	13.0%
Other expenses:
Interest expense	3,477	2,019
% of net sales	6.7%	4.6%
Other income, net	(10)	(33)
% of net sales	0.0%	-0.1%
Income taxes	858	1,388
% of net sales	1.6%	3.2%

Net income	1,504	2,324
% of net sales	2.9%	5.3%

Net sales.  Net sales increased $8.3 million, or 18.9%, from $44.0 million for the three months ended September 30, 2003 to $52.3 million for the three months ended September 30, 2004. Sales in our hardwood product line increased $8.6 million attributable to a combination of (i) increases in volume due in part to overall industry growth and in part to market share gain, and (ii) price adjustments made in response to increases in raw material costs. This increase is offset by a $0.3 million decrease in sales in our engineered wood products line due to a partial loss of market share by some of our customers and a softening in this market sector.

Cost of sales.  Cost of sales increased $7.5 million, or 21.1%, from $35.5 million for the three months ended September 30, 2003 to $43.0 million for the three months ended September 30, 2004. This increase in cost of sales is attributable to (i) increased material, labor and overhead costs related to volume growth, (ii) inflation, primarily in respect of raw material costs, related to both our hardwood and engineered wood product lines, and (iii) operating inefficiencies experienced due to the expansion of our Brentwood facility. These costs were offset in part by the spreading of our fixed costs over a larger sales base.

Gross profit.  Gross profit increased $0.8 million, or 9.4%, from $8.5 million for the three months ended September 30, 2003 to $9.3 million for the same period in 2004 as a result of the factors described above. As a percentage of net sales, our gross profit decreased 160 basis points from 19.4% for the three months ended September 30, 2003 to 17.8% for the same period in 2004. This decrease reflects (i) increases in our raw material costs compared to the same period in 2003 and (ii) operating inefficiencies in our Brentwood facility, offset in part by the spreading of our fixed costs over a larger sales base.

Operating expenses.  Operating expenses increased $0.7 million, or 25.0%, from $2.8 million for the three months ended September 30, 2003 to $3.5 million for the same period in 2004. This increase is primarily attributable to the inclusion of three full months of operations of Grand Valley in 2004, including the amortization of the Customer Relationship intangible asset.

Operating income.  Operating income increased by $0.1 million, or 1.8%, from $5.7 million for the three months ended September 30, 2003 to $5.8 million for the three months ended September 30, 2004 as a result of the net effect of the factors described above.

Interest expense.  Interest expense increased $1.4 million, or 70.0%, from $2.0 million for the three months ended September 30, 2003 to $3.4 million for the three months ended September 30, 2004. This increase relates to a higher level of debt and the higher interest rate in connection with the issuance of $120.0 million senior notes in February 2004.

Other income.  Other income decreased from $33,000 for the three months ended September 30, 2003 to $10,000 for the three months ended September 30, 2004.

Income tax expense.  Income tax expense decreased $0.5 million, or 35.7% from $1.4 million for the three months ended September 30, 2003 to $0.9 million for the three months ended September 30, 2004 as a result of lower earnings. The effective tax rate decreased 110 basis points from 37.4% in 2003 to 36.3% in 2004 due to permanent differences.

Net income.  Net income decreased $0.8 million, or 34.8%, from $2.3 million for the three months ended September 30, 2003 to $1.5 million for the three months ended September 30, 2004 as a result of the factors described above.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

For purposes of the discussion of the results of operations for the nine months ended September 30, 2004 and nine months ended September 30, 2003, the results of operations for the company for the six-month period ended September 30, 2003 and the results of operations for the predecessor for the three-month period ended March 31, 2003 have been combined in the table below. The following table sets forth selected operating data derived from our consolidated statements of operations and presents this information as a percentage of net sales.

	WII Components, Inc.	Combined	Predecessor	WII Components, Inc.
	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Three Months Ended March 31, 2003	Six Months Ended September 30, 2003
Net sales	$151,210	$130,118	$40,980	$89,138
% of net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	124,710	103,068	32,071	70,997
% of net sales	82.5%	79.2%	78.3%	79.6%

Gross profit	26,500	27,050	8,909	18,141
% of net sales	17.5%	20.8%	21.7%	20.4%
Operating expenses	10,169	9,802	4,188	5,614
% of net sales	6.7%	7.5%	10.2%	6.3%

Operating income	16,331	17,248	4,721	12,527
% of net sales	10.8%	13.3%	11.5%	14.1%
Other expenses:
Interest expense	9,394	4,987	835	4,152
% of net sales	6.2%	3.8%	2.0%	4.7%
Other loss (income), net	3,411	(76)	(28)	(48)
% of net sales	2.3%	-0.1%	-0.1%	-0.1%
Income tax expense	1,280	4,553	1,404	3,149
% of net sales	0.8%	3.5%	3.4%	3.5%

Net income	2,246	7,784	2,510	5,274
% of net sales	1.5%	6.0%	6.1%	5.9%

Net sales.  Net sales increased $21.1 million, or 16.2%, from $130.1 million for the nine months ended September 30, 2003 to $151.2 million for the nine months ended September 30, 2004. Our hardwood product line increased $21.9 million and is attributable to a combination of (i) increases in volume due in part to overall industry growth and in part to market share gain, and (ii) price adjustments due to increases in raw material costs. This increase is partially offset by a $0.8 million decrease in sales in our engineered wood products line due to a partial loss of market share by some of our customers and a softening in this market sector.

Cost of sales.  Cost of sales increased $21.6 million, or 21.0%, from $103.1 million for the nine months ended September 30, 2003 to $124.7 million for the nine months ended September 30, 2004. This increase in cost of sales is attributable to (i) increased material, labor and overhead costs related to volume growth, (ii) inflation, primarily in respect of raw material costs, in each case related to both our hardwood and engineered wood product lines, and (iii) inefficiencies in material and labor utilization in the hardwood product line due to the increased demand and the importance of on-time deliveries to our customers. These costs were partially offset by gains in operational efficiency in the engineered wood product line and by spreading our fixed costs over a larger sales base.

Gross profit.  Gross profit decreased $0.5 million, or 1.9%, from $27.0 million for the nine months ended September 30, 2003 to $26.5 million for the same period in 2004 as a result of the factors described above. As a percentage of net sales, our gross profit decreased 330 basis points from 20.8% for the nine months ended September 30, 2003 to 17.5% for the same period in 2004. This decrease reflects (i) increases in our raw material costs compared to the same period in 2003 and (ii) inefficiencies in material and labor utilization in the hardwood product line, offset in part by (iii) the spreading of our fixed costs over a larger sales base.

Operating expenses.  Operating expenses increased $0.4 million, or 4.1%, from $9.8 million for the nine month period ended September 30, 2003 to $10.2 million for the same period in 2004.  The increase consists of (i) $0.8 million of additional incentive compensation paid to certain key employees in February 2004 in recognition of our improved financial performance and the successful completion of the offering of the old notes, (ii) a $0.5 million increase in bad debt expense due to a reversal of an allowance for doubtful account reserve in 2003, (iii) $0.8 million due to the inclusion of five full months of operations of Grand Valley in 2004, and ( iv) approximately $0.4 million of inflation on wages, insurance and additional headcount needed to support sales growth.  This increase was offset partially by (i) $0.2 million in lower stock compensation expense, (ii) $1.5 million in cash payments to holders of the predecessors capital stock for certain tax liabilities incurred upon the sale of capital stock in April 2003, (iii) $0.2 million write-down of an impaired asset in 2003, (iv) $0.1 million of periodic fees paid to the private equity firm which managed the equity fund that owned the predecessor and (v) $0.1 million of professional fees.

Operating income.  Operating income decreased by $0.9 million, or 5.2%, from $17.2 million for the nine months ended September 30, 2003 to $16.3 million for the nine months ended September 30, 2004 as a result of the net effect of the factors described above.

Interest expense.  Interest expense increased $4.4 million, or 88.0%, from $5.0 million for the nine months ended September 30, 2003 to $9.4 million for the nine months ended September 30, 2004. Amortization of deferred financing fees accounted for $0.2 million of the increase. The remaining increase related to the increase in debt and the higher interest rate on the senior credit facility established in connection with the Acquisition in April 2003 and the issuance of $120.0 million senior notes in February 2004.

Other loss (income).  Other loss (income) changed from $76,000 of other income for the nine months ended September 30, 2003 to $3.4 million of other loss for the nine months ended September 30, 2004 resulting from the write-off of financing fees related to the senior credit facility from April 2003 which was subsequently paid-off in February 2004.

Income tax expense.  Income tax expense decreased $3.2 million, or 71.1% from $4.5 million for the nine months ended September 30, 2003 to $1.3 million for the nine months ended September 30, 2004 as a result of lower earnings. The effective tax rate decreased 60 basis points from 36.9% in 2003 to 36.3% in 2004 due to permanent differences.

Net income.  Net income decreased $5.6 million, or 71.8%, from $7.8 million for the nine months ended September 30, 2003 to $2.2 million for the nine months ended September 30, 2004 as a result of the factors described above.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our prior and existing senior secured credit facilities.

Refinancing. On February 18, 2004, we repaid the entire outstanding balance of our old senior secured credit facility and terminated the related credit agreement. Under that credit facility, we had three outstanding term loans and a $15.0 million revolving credit facility. As of December 31, 2003, we had a $1.8 million outstanding balance under the revolving credit facility and $73.1 million outstanding under our term loans. Two of our term loans, Term Loan A and Term Loan B, accrued interest at variable rates and our third term loan, Term Loan C, accrued interest at the fixed rates of 12% cash interest and 3% payment in kind, or PIK, interest. The interest rates on Term Loan A, Term Loan B and Term Loan C were 5.0%, 5.4% and 15.0% (including 3.0% PIK interest), respectively, as of December 31, 2003. Borrowings under our old credit facility were secured by substantially all of our assets. Under our old credit facility we were required to comply with certain financial covenants, including maintenance of financial ratios and limitations on some of our business transactions. As of December 31, 2003, we were in compliance with these covenants. On February 18, 2004 we replaced our old credit facility with a new senior secured revolving credit facility. Our existing credit facility provides for revolving credit of up to $25.0 million subject to a borrowing base and outstanding principal bears interest at a fluctuating rate equal to, at our option, either the base rate plus 2 1/4% per annum or LIBOR plus 3 1/2% per annum for the first twelve months the facility is in place and thereafter either the base rate plus 2% per annum or LIBOR plus 3 1/4% per annum when the ratio of total debt to trailing twelve month EBITDA is less than 4.0 to 1.0. As of September 30, 2004, we had $3.5 million outstanding under our credit facility. We must comply with certain financial covenants under our credit facility including maintenance of a minimum fixed charge coverage ratio, a maximum total leverage ratio and an EBITDA minimum. As of December 31, 2003, we also had $4.4 million of capital lease debt obligations unrelated to the credit facility, of which $0.9 million was current and as of September 30, 2004 we had $3.8 million of capital lease obligations, of which $0.8 million was current.

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

Cash flow from operating activities.  As of December 31, 2003, we had approximately $40,000 of cash and cash equivalents available for working capital purposes. As of September 30, 2004, we had approximately $0.2 million of cash and cash equivalents available for working capital purposes. Cash provided by operating activities for the nine months ended September 30, 2004 was $10.2 million compared to $17.4 million for the same period in 2003.

Cash flow from investing activities.  Net cash used in investing activities was $19.8 million for the first nine months of 2004 compared to $3.1 million used in the same period in 2003. Capital expenditures were $3.7 million for the nine months ended September 30, 2004 compared to $3.2 million for the same period in 2003. Cash flow from investing activities includes $15.9 million for our Grand Valley acquisition for the nine month period ended September 30, 2004.

Cash flow from financing activities.  Net cash provided by financing activities for the nine months ended September 30, 2004 totaled $9.8 million and includes cash inflows for the $120.0 million offering of senior notes, an increase in the new credit facility of $1.2 million in conjunction with the offering of our 10% senior notes, issuance of common stock of $8.3 million in conjunction with the Grand Valley acquisition, and an increase in the revolver of approximately $1.7 million. Net cash used by financing activities for the nine months ended September 30, 2004 includes the payment to extinguish the old credit facility of $75.0 million, a dividend distribution of $21.5 million, a repurchase of common stock of $17.5 million and $7.4 million of debt issuance cost in connection with the offering of $120.0 million of our 10% senior notes due 2012.

Net cash used by financing activities in the nine month period ended September 30, 2003 totaled $16.0 million and consisted primarily of required principal payments on fixed term debt obligations, payment of $6.9 million to satisfy the full obligation under the Industrial Revenue Bonds and a reduction in the revolver.

Dividends.  In the three months ended March 31, 2003, the predecessor paid a dividend in the amount of $11.4 million to its preferred shareholders. We are limited by our current debt covenants regarding the payment of dividends. On February 24, 2004, we used $39.0 million of the net proceeds from the offering of the old notes to make payments to our stockholders through a combination of dividends and redemptions of common stock. The payment of the dividend and the stock redemption could result in impairment of goodwill on the balance sheet. The goodwill impairment would affect net income and may result in negative net worth on the balance sheet. As of September 30, 2004, there was no goodwill impairment charge associated with these payments.

We anticipate that the funds generated by operations and funds available under the senior secured revolving credit facility will be sufficient to meet working capital requirements and to finance capital expenditures over the next twelve months. We cannot provide assurances that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot provide assurances that we will be able to refinance any of our indebtedness, including our senior secured revolving credit facility and the notes, on commercially reasonable terms, if at all.

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

Allowance for doubtful accounts.  We make estimates of potentially uncollectible accounts receivable. Our reserves are based on an analysis of customers’ accounts and historical write-off experience. Our analysis includes the age of the receivable, customer creditworthiness and general economic conditions. We believe the results could be materially different if historical trends do not reflect actual results or if economic conditions worsened.

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

Purchase accounting.  We accounted for our acquisitions under the purchase method of accounting and, accordingly, the acquired assets and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on third-party estimates and valuations when available. The remaining values are based on management’s judgments and estimates. Our financial position and results from operations may be affected by changes in estimates and judgments.

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

Interest rate risk.  We are exposed to market risk relating to changes in interest rates in respect of a portion of our long-term debt and a portion of our capital leases. As of September 30, 2004, we had $3.5 million outstanding under our senior secured revolving credit facility, all of which will bear interest at variable rates. In addition, as of that date, we had approximately $1.2 million of capital leases that bear interest at variable rates. We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

Item 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)           Changes in internal controls.

None.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

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

*              This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WII COMPONENTS, INC.

Dated: November 12, 2004	By:
/s/ John Fitzpatrick
John Fitzpatrick
Chief Executive Officer
(Principal Executive Officer)
Dated: November 12, 2004
/s/ Dale B. Herbst
Dale B. Herbst
Chief Financial Officer
(Principal Financial and Accounting Officer)