Form 10-K
period 2004-12-31
WII Components, Inc.
filed 2005-03-31
CIK 1289231

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to

Commission file number: 333-115490

WII COMPONENTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	No. 73-1662631 (I.R.S. Employer Identification No.)
525 Lincoln Avenue, SE, St. Cloud, Minnesota 56304 (Address of principal executive offices) (Zip Code)

(320) 252-1503
(Registrant's telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2004: not applicable.

        As of March 14, 2005, 20,734,843 shares of voting common stock, $.01 par value per share, were outstanding and 854,261 shares of non-voting common stock, $.01 par value per share, were outstanding (all of which are privately owned and not traded on a public market).

DOCUMENTS INCORPORATED BY REFERENCE: None.

WII COMPONENTS, INC.

FORM 10-K
Year Ended December 31, 2004

        In this report, the terms "WII Components," "we," "our" or "us" refer to WII Components, Inc. and its subsidiaries on a consolidated basis, unless otherwise indicated or the context otherwise requires. In April 2003, WII Components, Inc. was formed by a group of investors led by Behrman Capital III L.P. to acquire Woodcraft Industries, Inc., or Woodcraft, and its subsidiaries, PrimeWood, Inc., or PrimeWood, and Brentwood Acquisition Corp., or Brentwood. WII Components conducts all of its operations through its direct subsidiary, Woodcraft, and its indirect subsidiaries, PrimeWood, Brentwood, and Grand Valley Acquisition, Inc., or Grand Valley. For periods prior to April 2003, the terms "we," "our" or "us" refer to Woodcraft, as our predecessor, and its subsidiaries on a consolidated basis, unless otherwise indicated or the context otherwise requires.

PART 1

Item 1. Business

Our Company

        We are one of the leading manufacturers of hardwood cabinet doors, hardwood components and engineered wood products in the United States. We generate approximately 93% of our sales from the kitchen and bath cabinet manufacturing industry. Our reputation for high quality and reliable performance has enabled us to establish strong, long-standing relationships with our customers, which include most of the top cabinet manufacturers in the United States. Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders. We generated net sales of approximately $51.9 million for the three months ended December 31, 2004 and approximately $203.1 million for the year ended December 31, 2004.

        We believe that we have one of the broadest product offerings of doors and related components for the kitchen and bath cabinet manufacturing industry. Our products include: (1) hardwood cabinet door components, face frames and drawer fronts, (2) fully assembled hardwood cabinet doors, (3) rigid thermofoil, or RTF, cabinet doors and components, (4) veneer raised panels, or VRPs, and (5) a variety of laminated and profile-wrapped components. We produce over 100,000 SKUs for our customers, representing a wide array of styles, sizes, designs and wood species. In addition, we offer a variety of value-added services for our customers, such as new product design and development and kitchen-at-a-time, or KAT, manufacturing a small batch production process that enables us to deliver semi-custom doors and components on a quick-turnaround basis.

        We operate seven manufacturing facilities located in Minnesota, North Dakota, Ohio, Oregon and Kentucky that allow us to distribute our products nationwide. We have made substantial capital investments to broaden the scope of our manufacturing operations from rough milling through final production, which maximizes our yield from raw materials and allows us to meet the short lead time requirements of our customers. Our technical knowledge and expertise with respect to the entire production process enable us to meet the specifications and delivery time demands of our customers for almost any style of cabinet doors or components with high quality standards at a competitive cost. We believe we offer customers among the shortest lead times in the industry, an important criterion in our customers' procurement decisions.

        Our senior management team has an average of 17 years of industry experience and 13 years with our Company. Our President and Chief Executive Officer, John Fitzpatrick, has over 25 years of experience in managing manufacturing-based companies and has led our senior management team since July 2000.

Our History

        Our subsidiary, Woodcraft Industries, Inc., was founded in 1945 in St. Cloud, Minnesota, and began as a manufacturer of millwork products, including store fixtures and shipping pallets. In 1968, through an acquisition and by utilizing our millwork expertise, we began manufacturing kitchen cabinet components. In 1989, we entered the door assembly business. Over the past 35 years, through strategic acquisitions and expansion of our manufacturing capabilities, we have become a leading U.S. hardwood cabinet door and hardwood component manufacturer focused primarily on the kitchen and bath cabinet industry. We acquired our PrimeWood subsidiary in 1998, our Brentwood subsidiary in 2002 and our Grand Valley subsidiary in 2004. In April 2003, we were acquired by our current shareholders, a group of investors led by Behrman Capital III L.P. in connection with the acquisition by Behrman, WII Components, Inc. was incorporated in Delaware.

Customers

        We have been servicing our top ten customers for an average of approximately 14 years, with a minimum of five years. In 2004, sales to Elkay, Masco Corporation, and MasterBrand Cabinet, Inc. accounted for 20%, 17%, and 10%, respectively, of our net sales. We have experienced significant volume growth in the past three years with most of our top ten customers due to both market share gains and growth experienced by our customers.

Sales and Marketing

        Substantially all of our sales are made directly to cabinet manufacturers without the use of third party sales representatives or distributors. Our sales and marketing group is organized primarily by product and geography and is directed by our Vice President of Sales and Marketing. The group includes a marketing manager for our hardwood products as well as two national account managers and three regional account managers. Over the past few years, our sales and marketing efforts have been focused on strengthening relationships with our most important customers and introducing new products to targeted markets. Due to our long-standing relationships with our key customers, sales and marketing involves relationships at multiple levels with our customers. Accordingly, our internal sales force works closely with our manufacturing and marketing personnel to develop new opportunities in our core kitchen and bath market, which accounted for approximately 93% of our sales in 2004, as well as our other markets, including store fixtures.

        In addition to selling products manufactured in our plants, we are exploring opportunities to leverage our customer relationships and established logistics capabilities to market imported components. While customers' short lead times and demands for high-quality domestic lumber and flexible production limit the components that are feasible to import, certain high volume, non-visible, lower margin structural components, such as drawer sides, can be imported cost-effectively. We are capable of managing the product sourcing, logistics and service required to import components for our customers while also providing the auxiliary domestic manufacturing support necessary to ensure reliable and timely supply. In 2004, our sales of imported products accounted for less than 3% of our total sales.

Supply of Raw Materials

        The primary raw materials we purchase are green and kiln-dried hardwood lumber, MDF, hardwood veneer and PVC foil. Hardwood lumber accounts for the largest portion of our material costs. We purchase our lumber directly from hardwood mills, which allows us to both leverage our scale and avoid the costs associated with intermediaries. We purchase from a network of over 50 regional mills throughout the Northern and Appalachian hardwood forest areas in close proximity to our manufacturing facilities. No single supplier accounted for more than 6% of our material purchases in

2004, and we are not dependent on any single supplier for any raw material product. Our top ten suppliers accounted for approximately 31% of the key raw materials we purchased in 2004.

        We purchase a variety of species of hardwood lumber, with hard maple, red oak and cherry accounting for our largest volumes. The prices of the various species have fluctuated historically on independent supply and demand curves and are not highly correlated to one another. Generally, with a lag time, we have passed lumber price changes through to our customers by working in a partnership with them.

Competition

        We operate in the highly competitive kitchen and bath cabinet door and component industry. Our competitors include other independent kitchen and bath cabinet door and component manufacturers and vertically integrated cabinet manufacturers who produce their own doors and components. We estimate that the cabinet door and component market segment in which we compete represented approximately $2 billion of the overall U.S. cabinet market in 2004. We believe that independent cabinet door and component manufacturers, like us, accounted for approximately $900 million of this segment in 2004, while vertically integrated cabinet manufacturers accounted for the remainder.

        We are one of the two largest manufacturers in the independent cabinet component industry. We believe that in 2004 we accounted for approximately 22% of total outsourced cabinet door and component market sales, and together with Conestoga Wood Products, our principal competitor, we accounted for approximately 41% of this market in 2004.

Environmental Matters

        Our operations and properties are subject to extensive federal, state, local and foreign environmental laws relating to protection of the environment and human health and safety. Environmental laws and regulations are subject to frequent amendment and have become more stringent over time. We could incur in the future significant costs associated with compliance with, or liabilities under, environmental laws and regulations, including equipment costs, disposal costs, cleanup costs, civil and criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, we could in the future be subject to suit by private parties in connection with alleged violations of or liabilities under environmental laws and regulations.

Employees

        As of December 31, 2004, we had approximately 1,363 full-time employees, 31 part-time employees, and 107 independent contractors. Approximately 497 employees and independent contractors are located at our St. Cloud, Minnesota headquarters and production facilities, approximately 177 are based in our Foreston, Minnesota facility, approximately 125 are located in our Bowling Green, Kentucky facility, approximately 336 are located in our PrimeWood subsidiary's Wahpeton, North Dakota facility, approximately 286 are located in our Brentwood subsidiary's Molalla, Oregon facility, and approximately 80 are located in our Grand Valley subsidiary's Orwell, Ohio facility. Currently, none of our employees are covered by a collective bargaining agreement.

Risk Factors and Factors Affecting Forward-Looking Statements

        Our ability to predict results or the effect of certain events on our operating results is inherently uncertain. Therefore, we wish to caution each reader of this annual report to carefully consider the following factors and certain other factors discussed herein and in other past filings with the Securities and Exchange Commission.

        The risks described below are not the only ones that could impact our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Downturns in the new home construction industry, repair and remodeling activity or the economy could negatively affect our business.

        Sales to the kitchen and bath cabinet market accounted for approximately 93% of our total sales for the year ended December 31, 2004. Sales in this market are driven by new home construction and home repair and remodeling activity. New home construction and repair and remodeling activity may be significantly affected by changes in economic and other conditions, such as gross domestic product levels, employment levels, demographic trends, availability of financing, interest rates and consumer confidence. These factors can negatively affect the demand for our products. Any deterioration in these factors could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on major customers for a significant portion of our net sales.

        For the year ended December 31, 2004, our top ten customers accounted for approximately 80% of our net sales. During this period, our two largest customers accounted for approximately 37% of our net sales. The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could have a material adverse effect on our results of operations. The ongoing trend toward consolidation in the cabinet manufacturing market in which our customers operate could increase the concentration of our sales and therefore increase these risks.

        In addition, some of our key cabinet manufacturer customers have the resources to manufacture internally the cabinet doors and components that we sell to them. Despite these manufacturing capabilities, these customers have chosen to outsource door and component production to us in part due to the quality of our products and in order to reduce costs, eliminate production risks and maintain company focus. However, we cannot assure you that these customers will continue to outsource door and component production in the future. Increased levels of production insourcing could result from a number of factors, such as shifts in our customers' business strategies, which could result from the acquisition of another door and component manufacturer, the inability of third party suppliers to meet product specifications and the emergence of low-cost production opportunities in foreign countries. Any significant reduction in the level of cabinet door and component production outsourcing from our cabinet manufacturing customers could significantly impact our sales and, accordingly, have a material adverse effect on our business, results of operations and financial condition.

Increased prices for raw materials used in our products could adversely affect our business.

        Our profitability is affected by the prices of our raw materials, which may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, competition and, in some cases, government regulation. The prices for the hardwood species we use in production of our hardwood doors and components are subject to some volatility. In the past calendar year such prices have all increased, with the size of the increase for the primary hardwood species we use ranging from approximately 22% for hard maple (approximately

52% of our lumber purchases) to approximately 18% for cherry (approximately 19% of our lumber purchases). We have no long-term supply contracts for the raw materials used in the manufacture of our products. This means that we are subject to changes in the prices charged by our suppliers. Significant increases in the prices of raw materials could materially adversely affect our business, financial condition and results of operations, especially if we are not able to recover these costs by increasing the prices we charge our customers for our products. The primary raw material used in our hardwood components business is maple. In 2004, the U.S. kitchen and bath cabinet industry relied heavily on domestic maple, which we believe is of a higher quality than imported maple. A shortage in the supply of domestic maple or certain other species of lumber would restrict our ability to make sales to our customers, which could also have a material adverse effect on our business, financial condition and results of operations.

Interruptions in deliveries of raw materials could adversely affect our business.

        Our dependency upon regular deliveries from suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. If a substantial number of our suppliers was unable to deliver materials to us for an extended period of time, as the result of financial difficulties, catastrophic events affecting their facilities or other factors beyond our control, or if we were unable to negotiate acceptable terms for the supply of materials with these or alternative suppliers, our business, financial condition and results of operations could suffer. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs to us. Even if acceptable alternatives are found, the process of locating and securing such alternatives might be disruptive to our business. Extended unavailability of a necessary raw material could cause us to cease manufacturing of one or more products for a period of time, which could have a material adverse effect on our business, financial condition and results of operations.

Environmental requirements may impose significant compliance costs and liabilities on us.

        Our facilities are subject to numerous federal, state and local laws relating to the protection of the environment. We believe we are in substantial compliance with all applicable requirements. Our efforts to comply with environmental requirements do not remove the risk that we may be held liable, or incur fines or penalties, and that the amount of liability, fines or penalties may be material, for, among other things, releases of hazardous substances from current properties or any associated offsite disposal location, or for contamination at our properties from activities conducted by previous occupants. Changes in environmental laws and regulations or the discovery of previously unknown contamination or other liabilities relating to our properties and operations could result in significant environmental liabilities. In addition, we might incur significant capital and other costs to comply with increasingly stringent environmental laws and enforcement policies, which would decrease our cash flow available to service our indebtedness.

We face intense competition in our markets.

        We operate in the highly fragmented and very competitive cabinet door and component industry. Our competitors include international, national and local cabinet and cabinet component manufacturers. These can be large consolidated operations with manufacturing facilities in large and efficient plants, as well as relatively small, local cabinetmakers. Some of our competitors may achieve greater market penetration in certain of the markets in which we operate, have greater financial and other resources available and be less highly leveraged, which may provide them with greater financial flexibility. Moreover, companies in other building products industries may choose to compete with us. To remain competitive, we will need to invest continuously in manufacturing, customer service and support and marketing. We may have to adjust the prices of some of our products to stay competitive.

We cannot assure you that we will have sufficient resources to continue to make such investments or that we will maintain our competitive position within each of the markets we serve.

Cabinet manufacturers may increasingly rely on imported components, which could negatively affect our business.

        The number of foreign-made kitchen cabinets sold in the United States has increased in the last ten years. We believe that the number of foreign-made cabinet components sold in the United States has also increased, though we do not believe any detailed study of such a trend is currently available. This increase in sales of imported components is the result of foreign wood component manufacturers improving the quality of their products and services and, in some cases, offering lower prices. While we currently believe that the impact of imported products in our target markets is limited by, among other factors, the need for greater variety in terms of styles and sizes, demand for higher quality products and short lead times, there can be no assurance that demand for foreign-made products will not increase in such markets. If domestic cabinet manufacturers continue to increasingly rely on foreign imports for their components, our business, financial condition and results of operations could be materially and negatively affected.

If we are unable to meet future capital requirements, our business may be adversely affected.

        We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our production processes. As we grow our businesses, we may have to incur significant capital expenditures. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product offering may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could negatively impact our business, financial condition and results of operations.

Increases in the cost of labor, union organizing activity and work stoppages at our facilities could materially affect our business.

        Our business is labor intensive. As a result, our financial performance is affected by the availability of qualified personnel and the cost of labor. Currently, none of our employees are represented by labor unions. However, we cannot assure you that strikes or other types of conflicts with personnel will not arise or that we will not become a target for union organizing activity. Strikes, work stoppages or slowdowns could result in slowdowns or closures of our or our suppliers' facilities. In addition, organizations responsible for shipping our products may be impacted by strikes. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

We are dependent on certain key personnel, the loss of whom could materially affect our financial performance and prospects.

        Our continued success depends to a large extent upon the continued services of our senior management and certain key employees. The loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully integrate, and may inherit significant liabilities in connection with, future acquisitions.

        We explore opportunities to acquire related businesses from time to time, some of which could be material to us. If we make acquisitions, our ability to continue to grow will depend upon effectively integrating these acquired companies, achieving cost efficiencies and managing these businesses as part of our company.

        We may not be able to effectively integrate the acquired companies or successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. Our efforts to integrate these businesses could be affected by a number of factors beyond our control, including general economic conditions and increased competition. In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management's attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact our business and results of operations. Further, the benefits that we anticipate from these acquisitions may not materialize.

        Additionally, we may be subject to unexpected claims and liabilities arising from these acquisitions. Such claims and liabilities could be costly to defend, could be material in amount and may exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties, in which event such unexpected claims and liabilities could materially and negatively affect our business and financial performance.

Our principal stockholder is in a position to affect our ongoing operations, corporate transactions and other matters.

        As of December 31, 2004, Behrman Capital III L.P., or Behrman, owned 95.4% of our outstanding voting capital stock. Behrman and its affiliates have the ability to control the election of our Board of Directors and the outcome of other issues submitted to the stockholders for approval. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." We cannot assure you that the interests of Behrman and its affiliates will not conflict with the interest of the holders of our senior notes and related stockholder matters. In particular, Behrman and its affiliates may cause a change of control at a time when we do not have sufficient funds to repurchase the notes, or to repay our credit facility.

Item 2. Properties

        Our headquarters are located in St. Cloud, Minnesota. We own seven sophisticated manufacturing facilities. We believe that our facilities are currently operating at approximately 95% of overall plant capacity. We intend to maintain current levels of capacity utilization while handling an increased volume of sales through increases in operating efficiencies and moderate growth investments at our hardwood component, door and engineered woods facilities. We expanded our Molalla, Oregon plant in 2004 to create additional capacity for customers located on the West Coast.

        Our Woodcraft subsidiary operates three facilities in Minnesota, two of which are located in St. Cloud and one of which is in Foreston. Our Minnesota facilities manufacture hardwood components, and one of our St. Cloud facilities also produces approximately 75% of our hardwood doors. The hardwood door plant in St. Cloud houses high-volume hardwood door production together with flexible production cells required to respond to customer KAT orders. Our Woodcraft division also has a fourth facility located in Bowling Green, Kentucky where we manufacture hardwood components for shipment to our Minnesota facilities and to selected customers in the eastern United States.

        In Wahpeton, North Dakota, our PrimeWood subsidiary manufactures RTF doors and components, VRPs and wrapped profiles. We believe our Wahpeton facility, which supplies cabinet manufacturers throughout North America, is one of the largest independent producers of engineered woods in North America. We acquired this facility in 1998 in connection with our acquisition of PrimeWood, Inc.

        Our Brentwood subsidiary operates a manufacturing facility in Molalla, Oregon where we produce hardwood and RTF doors, primarily for distribution to our customers located on the West Coast. Our Molalla facility focuses primarily on KAT production of custom and semi-custom products. We acquired this facility in 2002 in connection with our acquisition of Brentwood, Inc.

        Our Grand Valley subsidiary operates a manufacturing facility in Orwell, Ohio where we produce hardwood doors through KAT production, primarily for semi-custom products. We acquired this facility in 2004 in connection with our acquisition of Grand Valley.

        The following chart sets forth information regarding our headquarters and our seven manufacturing facilities:

Location	Primary Product Line	Square Footage	Description of Property Interest
St. Cloud, Minnesota	Headquarters	10,000	Owned
St. Cloud, Minnesota	Hardwood Doors	90,000	Owned
St. Cloud, Minnesota	Hardwood Components	157,450	Owned
Foreston, Minnesota	Hardwood Components	137,770	Owned
Bowling Green, Kentucky	Hardwood Components	116,880	Owned
Wahpeton, North Dakota	RTF Doors and Components, VRP	200,000	Owned
Molalla, Oregon	Hardwood and RTF Doors	100,000	Owned
Orwell, Ohio	Hardwood Doors	40,000	Owned

Item 3. Legal Proceedings

        We are involved in various proceedings incidental to the ordinary conduct of our business. We do not presently believe that any of the proceedings currently pending will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 4. Submission of Matters to Vote of Security Holders

        None.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        There is no established public trading market for any class of common equity of WII Components, Inc. As of March 14, 2005, there are 12 holders of record of WII Component's voting stock and 1 holder of record of non-voting common stock.

        On February 24, 2004, we used $39.0 million of the net proceeds from the offering of the senior notes to make payments to our stockholders through a combination of dividends and redemptions of common stock. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, fiscal requirements and other factors deemed relevant by the Company's Board of Directors. Certain restrictive covenants contained in the Company's senior secured credit facility and the indenture governing the senior notes currently limit its ability to make dividend or other payments.

        In April 2004, we issued 2,142,857 shares of common stock at $3.85 per share in connection with our acquisition of Grand Valley. During 2004, we granted 539,000 options to purchase our common stock at a weighted average exercise price of $3.85 per share.

Item 6. Selected Financial Data

        The following table sets forth certain of our historical consolidated financial data. We refer to the Company prior to its acquisition by Behrman Capital III L.P. on April 9, 2003 as the "Predecessor." For accounting purposes, this acquisition was recorded with an effective date of April 1, 2003 and accounted for using the purchase method of accounting. Therefore, the financial information for periods after April 1, 2003 may not be comparable to financial information for periods prior to April 1, 2003. We refer to the Company after its acquisition by Behrman Capital III L.P. on April 9, 2003 as the "Successor". The selected historical consolidated financial data as of and for the years ended December 31, 2004, 2002, 2001, and 2000; as of and for the three months ended March 31, 2003; and as of and for the nine months ended December 31, 2003 have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and accompanying notes included elsewhere in this annual report.

	Successor		Predecessor
		Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31,
	Year Ended December 31, 2004(1)
				2002(2)	2001	2000
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$203,066	$132,647	$40,980	$143,832	$120,903	$127,193
Cost of sales	167,042	107,478	32,071	115,827	103,910	114,370
Gross profit	36,024	25,169	8,909	28,005	16,993	12,823
Total operating expenses(3)(4)	12,880	8,490	4,188	11,298	9,700	11,147
Operating income	23,144	16,679	4,721	16,707	7,293	1,676
Interest expense	12,767	6,343	835	3,358	4,409	5,089
Other loss (income), net(5)	3,414	(68)	(28)	748	(18)	(14)
Income tax expense (benefit)	2,684	3,852	1,404	4,983	1,223	(970)
Net income (loss)	$4,279	$6,552	$2,510	$7,618	$1,679	$(2,429)

Other Financial Data:
EBITDA(6)	$25,801	$20,799	$6,032	$20,724	$12,625	$8,288
EBITDA margin(7)	12.7%	15.7%	14.7%	14.4%	10.4%	6.5%
Depreciation and amortization(8)	$6,071	$4,052	$1,283	$4,765	$5,314	$6,598
Capital expenditures	5,733	5,005	533	2,270	1,692	1,745
Net cash provided by operating activities	15,969	17,203	989	11,308	12,655	5,116
Balance Sheet (at end of period):
Total assets	$194,987	$173,925	$81,091	$76,879	$65,896	$73,902
Long-term debt, plus current maturities	120,000	94,948	32,273	32,634	32,381	44,588
Capital lease obligations	3,122	4,488	4,166	4,342	4,242	4,233
Accumulated preferred stock	$—	$—	$28,245	$27,062	$20,529	$17,253

(1)
In April 2004, the Company acquired Grand Valley, Inc. through an asset purchase. The results of operations for this acquired business have been included in our financial statements since the date of acquisition. Our results of operations for periods since the acquisition may not be comparable to our results of operations for the periods prior to the acquisition.

(2)
In July 2002, the Predecessor acquired Brentwood, Inc. through an asset purchase. The results of operations for this acquired business have been included in our financial statements since the date of acquisition. Our results of operations for periods since the acquisition may not be comparable to our results of operations for the periods prior to the acquisition.

(3)
Total operating expenses include $1.0 million of stock compensation expense in 2002 related to stock option variable accounting and the issuance of common stock, $1.8 million of payments to holders of our capital stock in the three months ended March 31, 2003 for certain tax liabilities incurred upon the sale of our predecessor's capital stock in connection with our acquisition by Behrman Capital III L.P, and $0.8 million of stock compensation expense in 2004 related stock option variable accounting.

(4)
Total operating expenses include a gain of approximately $1.0 million in 2000 on the sale of a company-owned airplane.

(5)
The Company incurred a $0.8 million expense in 2002 related to the modification of credit facility debt in connection with the acquisition of our Brentwood subsidiary. For the fiscal year of 2004, the Company wrote off $3.5 million of financing fees related to the old credit facility.

(6)
EBITDA as set forth in the table below represents net income before interest, taxes, depreciation and amortization. We have presented EBITDA because we believe it is useful in evaluating our operating performance compared to that of other companies in our industry, as the calculation eliminates the effects of long-term financing, income taxes and the accounting effects of capital expenditures, which items may vary for companies for reasons unrelated to overall operating performance. EBITDA is not a measurement of financial performance or liquidity under GAAP and should not be considered as an alternative to net income or net cash flows provided by operating activities as determined in accordance with GAAP. Our calculation of EBITDA may not be comparable to the calculation of similarly titled measures reported by other companies.

	Successor		Predecessor
		Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31,
	Year Ended December 31, 2004
				2002	2001	2000
	(Dollars in thousands)
Net income (loss)	$4,279	$6,552	$2,510	$7,618	$1,679	$(2,429)
Interest expense	12,767	6,343	835	3,358	4,409	5,089
Income tax expense (benefit)	2,684	3,852	1,404	4,983	1,223	(970)
Depreciation and amortization	6,071	4,052	1,283	4,765	5,314	6,598

EBITDA	$25,801	$20,799	$6,032	$20,724	$12,625	$8,288
(7)
Represents EBITDA divided by net sales.

(8)
Depreciation and amortization does not include amortization of deferred financing fees (which are included in interest expense) for the fiscal years ended December 31, 2000, 2001, 2002 and 2004 of $0.2 million, $0.3 million, $0.4 million and $1.0 million, respectively; for the three months ended March 31, 2003 of $0.1 million; for the nine months ended December 31, 2003 of $0.7 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with our consolidated financial statements and related notes appearing elsewhere in this annual report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations.

Overview

        We are one of the leading manufacturers of hardwood cabinet doors and components and engineered wood products in the United States. Our products include (1) hardwood cabinet door components, face frames and drawer fronts, (2) fully assembled hardwood cabinet doors, (3) rigid thermofoil, or RTF, cabinet doors and components, (4) veneer raised panels, or VRPs, and (5) a variety of laminated and profile-wrapped components. We generate approximately 93% of our sales from the kitchen and bath cabinet manufacturing industry. Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders. We conduct all of our operations through our Woodcraft, PrimeWood, Grand Valley and Brentwood subsidiaries and we operate seven manufacturing facilities located in Minnesota, North Dakota, Oregon, Ohio and Kentucky that allow us to distribute our products nationwide.

        We consummated three strategic acquisitions that have substantially enhanced our market position, product breadth and geographic reach. In June 1998, we acquired PrimeWood, a manufacturer of RTF, VRP and profile-wrapped engineered wood products based in North Dakota. In July 2002, we acquired Brentwood, a manufacturer of solid wood and RTF cabinet doors located in Oregon. In April 2004, we acquired Grand Valley, a manufacturer of solid wood cabinet doors located in Ohio.

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

Results of Operations

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

        For purposes of the discussion of the results of operations for the twelve months ended December 31, 2004 and 2003 below, the results of operations for the company for the nine-month period ended December 31, 2003 and the results of operations for the predecessor for the three-month period ended March 31, 2003 have been combined in the table below. The results of operations for the company for the nine-month period ended December 31, 2003 includes purchase accounting adjustments due to the Acquisition, which will be discussed throughout the "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. The following table sets forth selected operating data derived from our consolidated statements of operations and presents this information as a percentage of net sales.

	WII Components, Inc.	Combined	Predecessor	WII Components, Inc.
	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003	Three Months Ended March 31, 2003	Nine Months Ended December 31, 2003
	(Dollars in thousands)
Net sales	$203,066	$173,627	$40,980	$132,647
% of net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	167,042	139,549	32,071	107,478
% of net sales	82.3%	80.4%	78.3%	81.0%

Gross profit	36,024	34,078	8,909	25,169
% of net sales	17.7%	19.6%	21.7%	19.0%
Operating expenses	12,880	12,678	4,188	8,490
% of net sales	6.3%	7.3%	10.2%	6.4%

Operating income	23,144	21,400	4,721	16,679
% of net sales	11.4%	12.3%	11.5%	12.6%
Other expenses:
Interest expense	12,767	7,178	835	6,343
% of net sales	6.3%	4.1%	2.0%	4.8%
Other loss (income), net	3,414	(96)	(28)	(68)
% of net sales	1.7%	-0.1%	-0.1%	-0.1%
Income taxes	2,684	5,256	1,404	3,852
% of net sales	1.3%	3.0%	3.4%	2.9%

Net income	4,279	9,062	2,510	6,552
% of net sales	2.1%	5.2%	6.1%	4.9%

        Net Sales.    Net sales increased $29.5 million, or 17.0%, from $173.6 million for the year ended December 31, 2003 to $203.1 million for the year ended December 31, 2004. Our hardwood product line increased $30.8 million and is attributable to a combination of (i) increases in volume due in part to overall industry growth and in part to market share gain, and (ii) price adjustments due to increases in raw material costs. This increase is partially offset by a $1.3 million decrease in sales in our engineered wood products line due to a partial loss of market share by some of our customers and a softening in this market sector.

        Cost of Sales.    Cost of sales increased $27.5 million, or 19.7%, from $139.5 million for the year ended December 31, 2003 to $167.0 million for the year ended December 31, 2004. This increase in cost of sales is attributable to (i) increased material, labor and overhead costs related to volume growth, (ii) inflation, primarily in respect of raw material costs, in each case related to both our hardwood and engineered wood product lines, and (iii) operating inefficiencies experienced due to the expansion of our Brentwood facility. These costs were partially offset by gains in operational efficiency in our other facilities and by spreading our fixed costs over a larger sales base.

        Gross Profit.    Gross profit increased $2.0 million, or 5.9%, from $34.1 million for the year ended December 31, 2003 to $36.1 million for the same period in 2004 as a result of the factors described above. As a percentage of net sales, our gross profit decreased 190 basis points from 19.6% for the year ended December 31, 2003 to 17.7% for the same period in 2004. This decrease reflects (i) increases in our raw material costs compared to the same period in 2003 and (ii) inefficiencies in material and labor utilization in our Brentwood facility, offset in part by (iii) the spreading of our fixed costs over a larger sales base.

        Operating Expenses.    Operating expenses increased $0.2 million, or 1.6%, from $12.7 million for the year ended December 31, 2003 to $12.9 million for the same period in 2004. The increase consists of (i) $0.8 million of additional incentive compensation paid to certain key employees in February 2004 in recognition of our improved financial performance and the successful completion of the offering of the senior notes, (ii) $1.2 million due to the inclusion of eight full months of operations of Grand Valley in 2004, (iii) $0.5 million for bad debt expense due to a reversal of an allowance for doubtful account reserve in 2003, and (iv) $0.5 million for stock compensation expense. This increase was offset partially by (i) $1.5 million in cash payments to holders of the predecessor's capital stock for certain tax liabilities incurred upon the sale of capital stock in April 2003, (ii) $0.3 million for lower bonus expense based on 2004 performance versus budget, (iii) $0.2 million write-down of an impaired asset in 2003, (iv) $0.1 million of periodic fees paid in 2003 to the private equity firm which managed the equity fund that owned the predecessor, (v) $0.2 million of lower depreciation expense, and (vi) $0.4 million of consulting and noncompete expense in 2003 for the previous owner of a subsidiary of Woodcraft Industries, Inc.

        Operating Income.    Operating income increased by $1.8 million, or 8.4%, from $21.4 million for the year ended December 31, 2003 to $23.2 million for the year ended December 31, 2004 as a result of the net effect of the factors described above.

        Interest Expense.    Interest expense increased $5.6 million, or 77.8%, from $7.2 million for the year ended December 31, 2003 to $12.8 million for the year ended December 31, 2004. Amortization of deferred financing fees accounted for $0.2 million of the increase. The remaining increase related to the increase in debt and the higher interest rate on the senior credit facility established in connection with the Acquisition in April 2003, and the issuance of $120.0 million senior notes in February 2004.

        Other loss (income).    Other loss (income) changed from $0.1 million of other income for the year ended December 31, 2003 to $3.4 million of other loss for the year ended December 31, 2004 resulting from the write-off of financing fees related to the senior credit facility from April 2003 which was subsequently paid-off in February 2004.

        Income tax expense.    Income tax expense decreased $2.6 million, or 49.1% from $5.3 million for the year ended December 31, 2003 to $2.7 million for the year ended December 31, 2004 as a result of lower earnings. The effective tax rate increased 180 basis points from 36.7% in 2003 to 38.5% in 2004. This increase is a result of increases in permanent differences.

        Net Income.    Net income decreased $4.7 million, or 52.2%, from $9.0 million for the year ended December 31, 2003 to $4.3 million for the year ended December 31, 2004 as a result of the factors described above.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

        For purposes of the discussion of the results of operations for the twelve months ended December 31, 2003 and 2002 below, the results of operations for the company for the nine-month period ended December 31, 2003 and the results of operations for the predecessor for the three-month period ended March 31, 2003 have been combined in the table below. The results of operations for the company for the nine-month period ended December 31, 2003 includes purchase accounting adjustments due to the Acquisition, which will be discussed throughout the "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. The following table sets forth selected operating data derived from our consolidated statements of operations and presents this information as a percentage of net sales.

	Predecessor	WII Components, Inc.	Combined	Predecessor
	Three Months Ended March 31, 2003	Nine Months Ended December 31, 2003	Twelve Months Ended December 31, 2003	Twelve Months Ended December 31, 2003
	(Dollars in thousands)
Net sales	$40,980	$132,647	$173,627	$143,832
% of net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	32,071	107,478	139,549	115,827
% of net sales	78.3%	81.0%	80.4%	80.5%

Gross profit	8,909	25,169	34,078	28,005
% of net sales	21.7%	19.0%	19.6%	19.5%
Operating expenses	4,188	8,490	12,678	11,298
% of net sales	10.2%	6.4%	7.3%	7.9%

Operating income	4,721	16,679	21,400	16,707
% of net sales	11.5%	12.6%	12.3%	11.6%
Other expenses:
Interest expense	835	6,343	7,178	3,358
% of net sales	2.0%	4.8%	4.1%	2.3%
Other loss (income), net	(28)	(68)	(96)	748
% of net sales	-0.1%	-0.1%	-0.1%	0.5%
Income taxes	1,404	3,852	5,256	4,983
% of net sales	3.4%	2.9%	3.0%	3.5%

Net income	2,510	6,552	9,062	7,618
% of net sales	6.1%	4.9%	5.2%	5.3%

        Net Sales.    Net sales increased $29.8 million, or 20.7%, from $143.8 million for the year ended December 31, 2002 to $173.6 million for the year ended December 31, 2003. Approximately $10.7 million of this increase resulted from the inclusion of twelve months of Brentwood sales for the year ended December 31, 2003 compared to five months of sales for the year ended December 31, 2002. Sales for Brentwood for the twelve-month period were $16.9 million in 2003 compared to $6.2 million in 2002. Of the remaining $19.1 million increase in net sales, $14.8 million relates to our hardwood product lines and is attributable to a combination of (i) increases in volume due in part to overall industry growth and in part to market share gain, and (ii) price adjustments due to increases in raw material costs. The balance of $4.3 million relates to our engineered wood products line and is attributable to increases in volume due to overall industry growth and market share gain.

        Cost of Sales.    Cost of sales increased $23.7 million, or 20.5%, from $115.8 million for the year ended December 31, 2002 to $139.5 million for the year ended December 31, 2003. Of this increase, approximately $8.8 million resulted from the inclusion of Brentwood's cost of sales for the full twelve months in 2003 compared to the inclusion of such costs for five months in 2002. The remaining $14.9 million increase in cost of sales is attributable to (i) increased material, labor and overhead costs related to volume growth, and (ii) inflation, primarily in respect of raw material costs, in each case related to both our hardwood and engineered wood product lines. These costs were partially offset by gains in operational efficiency, primarily increased labor productivity.

        Gross Profit.    Gross profit increased $6.1 million, or 21.7%, from $28.0 million for the year ended December 31, 2002 to $34.1 million for the same period in 2003 as a result of the factors described above. As a percentage of net sales, our gross profit increased 10 basis points from 19.5% for the year ended December 31, 2002 to 19.6% for the same period in 2003. This increase reflects (i) productivity gains and (ii) the spreading of our fixed costs over a larger sales base, offset in part by (iii) increases in our raw material costs compared to the same period in 2002.

        Operating Expenses.    Operating expenses increased $1.4 million, or 12.4%, from $11.3 million for the year ended December 31, 2002 to $12.7 million for the same period in 2003. The increase consists of (i) $0.8 million in increases in stock compensation expenses, (ii) $1.8 million resulting from the inclusion of Brentwood operating expenses for twelve months in 2003 compared to five months in 2002 and (iii) a $0.2 million write-down of an impaired asset, offset by (iv) $0.7 million for fees paid to the private equity firm which managed the equity fund that owned the Predecessor and (v) $0.6 million decrease in bad debt expense.

        Operating Income.    Operating income increased by $4.7 million, or 28.1%, from $16.7 million for the year ended December 31, 2002 to $21.4 million for the year ended December 31, 2003 as a result of the net effect of the factors described above.

        Interest Expense.    Interest expense increased $3.8 million, or 113.8%, from $3.4 million for the year ended December 31, 2002 to $7.2 million for the year ended December 31, 2003. Amortization of deferred financing fees accounted for $0.4 million of the increase. The remaining increase related to the increase in debt and the higher interest rate on the senior credit facility established in connection with the Acquisition in April 2003.

        Other loss (income).    Other loss (income) changed from $0.7 million of other loss for the year ended December 31, 2002 to $0.1 million of other income for the year ended December 31, 2003, a $0.8 million positive difference, resulting from the write-off of financing fees of $0.8 million in 2002 related to the modification of debt under our senior credit facility in connection with the acquisition of our Brentwood subsidiary.

        Income tax expense.    Income tax expense increased $0.3 million, or 5.5% from $5.0 million for the year ended December 31, 2002 to $5.3 million for the year ended December 31, 2003 as a result of higher earnings. The effective tax rate decreased 280 basis points from 39.5% in 2002 to 36.7% in 2003. This decrease is a result of decreases in permanent differences, primarily non-deductible expenses and non-deductible interest, during the year ended December 31, 2003.

        Net Income.    Net income increased $1.4 million, or 19.0%, from $7.6 million for the year ended December 31, 2002 to $9.1 million for the year ended December 31, 2003 as a result of the factors described above.

Liquidity and Capital Resources

        Our primary cash needs are working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our prior and existing senior secured credit facilities.

        Refinancing.    On February 18, 2004, we issued $120 million of 10% senior notes due in 2012, and paid the entire outstanding balance of our old senior secured credit facility and terminated the related credit agreement. Under that credit facility, we had three outstanding term loans and a $15.0 million revolving credit facility. Our existing credit facility provides for revolving credit of up to $25.0 million subject to a borrowing base and outstanding principal bears interest at a fluctuating rate equal to, at our option, either the base rate plus 2 1/4% per annum or LIBOR plus 3 1/2% per annum for the first twelve months the facility is in place and thereafter either the base rate plus 2% per annum or LIBOR plus 3 1/4% per annum when the ratio of total debt to trailing twelve month EBITDA is less than 4.0 to 1.0. As of December 31, 2004, we had nothing outstanding under our credit facility. We must comply with certain financial covenants under our credit facility including maintenance of a minimum fixed charge coverage ratio, a maximum total leverage ratio and an EBITDA minimum. As of December 31, 2004 we were in compliance with these covenants. As of December 31, 2004 we had $3.1 million of capital lease obligations, of which $0.9 million was current.

        Our existing senior secured revolving credit facility and the indenture for the senior notes imposes certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Indebtedness under our existing senior secured revolving credit facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

        Cash Flow from Operating Activities.    As of December 31, 2003, we had $39,000 of cash and cash equivalents available for working capital purposes. As of December 31, 2004, we had approximately $2,000 of cash and cash equivalents available for working capital purposes. Cash provided by operating activities for the year ended December 31, 2004 was $16.0 million compared to $18.2 million for the same period in 2003.

        Cash Flow from Investing Activities.    Capital expenditures were $5.7 million in fiscal year 2004 compared to $5.5 million for fiscal year 2003. Net cash used in investing activities was $21.6 million as of December 31, 2004 compared to $5.6 million used in the same period in 2003. Cash flow from investing activities includes $15.9 million for our Grand Valley acquisition in 2004.

        Cash Flow from Financing Activities.    Net cash provided by financing activities for the year ended December 31, 2004 totaled $5.6 million and includes cash inflows for the $120.0 million offering of senior notes, an increase in the new credit facility of $1.2 million in conjunction with the offering of our 10% senior notes, $0.1 million for the discontinuation of our interest rate hedge in connection with the repayment of the old credit facility, and $8.3 million for the issuance of common stock in conjunction with the Grand Valley acquisition. Net cash used by financing activities for the year ended December 31, 2004 includes the payment to extinguish the old credit facility of $75.0 million, a dividend distribution of $21.5 million, a repurchase of common stock of $17.5 million, $7.4 million of debt issuance cost in connection with the offering of $120.0 million of our 10% senior notes due 2012, $1.4 million of payments on capital lease obligations, and a decrease in the revolver of approximately $1.2 million.

        Dividends.    In the three months ended March 31, 2003, the predecessor paid a dividend in the amount of $11.4 million to its preferred shareholders. We are limited by our current debt covenants regarding the payment of dividends. On February 24, 2004, we used $39.0 million of the net proceeds from the offering of the senior notes to make payments to our stockholders through a combination of dividends and redemptions of common stock.

        We anticipate that the funds generated by operations and funds available under the senior secured revolving credit facility will be sufficient to meet working capital requirements and to finance capital expenditures over the next twelve months. We cannot provide assurances that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness, including the senior notes, or to fund our other liquidity needs. In addition, we cannot provide assurances that we will be able to refinance any of our indebtedness, including our senior secured revolving credit facility and the senior notes, on commercially reasonable terms, if at all.

Schedule of Certain Contractual Obligations

        The following table details our projected payments for our significant contractual obligations as of December 31, 2004. The table is based upon available information and certain assumptions that we believe are reasonable.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(Dollars in thousands)
Long-term debt obligations	$—	$—	$—	$120,000	$120,000
Interest expense	12,158	36,156	36,000	1,500	85,814
Capital lease obligations	928	2,194	—	—	3,122
Operating lease obligations	70	159	33	—	262

Total contractual cash obligations	$13,156	$38,509	$36,033	$121,500	$209,198

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

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the uncertainty inherent in these matters, actual results could differ from those estimates. We believe that the estimates, assumptions and judgments involved in the accounting policies below have the greatest potential impact on our financial statements.

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

        Goodwill.    We adopted Statement of Financial Accounting Standards, or SFAS No. 142, Goodwill and Other Intangible Assets, and accordingly have discontinued the amortization of goodwill. We evaluate goodwill for impairment annually or whenever an indicator of impairment occurs. If events or circumstances change, including reductions in anticipated cash flows generated by operations, goodwill could become impaired and result in a charge to earnings.

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

        Income Taxes.    The Company accounts for income taxes in accordance with the liability method of accounting, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the consolidated financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The Company records a valuation allowance when it is more likely than not that the net deferred tax assets will not be realized.

        The Company is subject to audits in the tax jurisdictions in which it operates. Upon audit, these taxing jurisdictions could retroactively disagree with our tax treatment of certain items. Consequently, the actual liabilities with respect to any year may be determined long after financial statements have been issued. The Company establishes tax reserves for estimated tax exposures. These potential exposures result from varying applications of statutes, rules, regulations, case law and interpretations. The settlement of these exposures primarily occurs upon finalization of tax audits. However, the amount of the exposures can also be impacted by changes in tax laws and other factors. The Company believes that it has established the appropriate reserves for these estimated exposures. However, actual results may differ from these estimates. The resolution of these tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company's consolidated statement of operations for a particular future period and on the Company's effective tax rate.

New Accounting Standards

        See Item 8, Note 2 of the Consolidated Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

Item 7A. Qualitative and Quantitative Information about Market Risk

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

        Interest Rate Risk.    We are exposed to market risk relating to changes in interest rates in respect of a portion of our long-term debt and a portion of our capital leases. As of December 31, 2004, we had nothing outstanding under our senior secured revolving credit facility. In addition, as of that date, we had approximately $1.8 million of capital leases that bear interest at variable rates. We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WII Components, Inc.

We have audited the accompanying consolidated balance sheets of WII Components, Inc. and Subsidiaries (the "Successor") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2004 and for the period from inception (April 1, 2003) to December 31, 2003. We have also audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Woodcraft Industries, Inc. and Subsidiaries (the "Predecessor" along with the Successor, herein referred to as the "Company") for the three-month period ended March 31, 2003 and for the year ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and for the period from inception (April 1, 2003) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor's consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the three-month period ended March 31, 2003 and for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 25, 2005

WII COMPONENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(In thousands, except share and per share amounts)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash	$2	$39
Accounts receivable—net of allowance for doubtful accounts of $209 and $237, respectively	9,564	9,158
Inventories	16,742	13,327
Deferred income taxes	1,437	1,420
Income tax receivable	768	2,634
Other current assets	1,176	794

Total current assets	29,689	27,372
PROPERTY, PLANT, AND EQUIPMENT:
Land	3,175	3,105
Buildings and yards	20,197	16,938
Equipment	27,480	20,579
Less accumulated depreciation	(8,600)	(3,599)

Property, plant, and equipment—net	42,252	37,023
GOODWILL AND OTHER ASSETS:
Goodwill	107,601	104,041
Customer relationship	7,347	—
Noncompete agreements	1,201	1,617
Other assets	6,897	3,872

Total goodwill and other assets	123,046	109,530

TOTAL	$194,987	$173,925

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$24,627
Current maturities of capital lease obligations	928	886
Accounts payable	5,808	6,071
Accrued payroll	3,207	2,626
Other current liabilities	9,107	7,294

Total current liabilities	19,050	41,504
LONG-TERM DEBT—Net of current maturities	120,000	70,321
CAPITAL LEASE OBLIGATIONS—Net of current maturities	2,194	3,602
DEFERRED INCOME TAXES	4,526	4,364
STOCKHOLDERS' EQUITY:
Common stock:
Voting, $0.01 par—28,000,000 shares authorized; 20,734,843 and 14,813,827 shares issued and outstanding, respectively	207	148
Nonvoting, $0.01 par—1,000,000 shares authorized; 854,261 and 1,000,000 issued and outstanding, respectively	9	10
Undesignated preferred shares, $0.01 par—1,000,000 shares authorized; none outstanding	—	—
Additional paid-in capital	45,410	47,283
Retained earnings	3,591	6,552
Accumulated other comprehensive income	—	141

Total stockholders' equity	49,217	54,134

TOTAL	$194,987	$173,925

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES (SUCCESSOR), AND
WOODCRAFT INDUSTRIES, INC. AND SUBSIDIARIES (PREDECESSOR)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
NET SALES	$203,066	$132,647	$40,980	$143,832
COST OF SALES	167,042	107,478	32,071	115,827

Gross profit	36,024	25,169	8,909	28,005
OPERATING EXPENSES:
General and administrative	9,124	6,278	1,396	8,044
Selling and marketing	2,949	2,219	733	2,253
Stock compensation expense	844	—	1,841	994
Loss (gain) on sale of assets	(37)	(7)	218	7

Total operating expenses	12,880	8,490	4,188	11,298

OPERATING INCOME	23,144	16,679	4,721	16,707
OTHER INCOME (EXPENSE):
Interest income	28	59	22	25
Interest expense	(12,767)	(6,343)	(835)	(3,358)
Loss on modification of debt	(3,454)	—	—	(779)
Other income	12	9	6	6

Total other expense	(16,181)	(6,275)	(807)	(4,106)

INCOME BEFORE PROVISION FOR INCOME TAXES	6,963	10,404	3,914	12,601
PROVISION FOR INCOME TAXES	2,684	3,852	1,404	4,983

NET INCOME	$4,279	$6,552	$2,510	$7,618

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES (SUCCESSOR), AND
WOODCRAFT INDUSTRIES, INC. AND SUBSIDIARIES (PREDECESSOR)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)

	Common Stock
	Voting		Nonvoting			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
					Additional Paid-in Capital
	Shares	Amount	Shares	Amount				Total
PREDECESSOR
BALANCE—December 31, 2001	1,088,750	$11	85,348	$1	$1,473	$(9,940)	$—	$(8,455)
Issuance of common stock	50,000	1			174			175
Series A, Series B, and Series C redeemable preferred stock cumulative dividends						(3,032)		(3,032)
Exercise of stock options	133,750	1			233			234
Repurchase of common stock	(293,000)	(3)			(533)			(536)
Stock option modification					893			893
Net income						7,618		7,618

BALANCE—December 31, 2002	979,500	$10	85,348	$1	$2,240	$(5,354)	$—	$(3,103)
Series A, Series B, and Series C redeemable preferred stock cumulative dividends						(1,183)		(1,183)
Stock option modification					334			334
Net income						2,510		2,510

BALANCE—March 31, 2003	979,500	$10	85,348	$1	$2,574	$(4,027)	$—	$(1,442)

SUCCESSOR
INITIAL CAPITALIZATION—April 1, 2003	14,813,827	$148	1,000,000	$10	$47,283	$—	$—	$47,441
Derivative instrument							141	141
Net income						6,552		6,552

Total comprehensive income								6,693

BALANCE—December 31, 2003	14,813,827	$148	1,000,000	$10	$47,283	$6,552	$141	$54,134
Conversion of convertible note	6,950,000	70			20,780			20,850
Repurchase of common stock	(3,171,841)	(32)	(145,739)	(1)	(17,517)			(17,550)
Dividend distribution					(14,209)	(7,240)		(21,449)
Stock compensation expense					844			844
Stock issued to fund acquisition	2,142,857	21			8,229			8,250
Net income						4,279		4,279
Derivative instrument							(141)	(141)

Total comprehensive income								4,138

BALANCE—December 31, 2004	20,734,843	$207	854,261	$9	$45,410	$3,591	$—	$49,217

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES (SUCCESSOR), AND
WOODCRAFT INDUSTRIES, INC. AND SUBSIDIARIES (PREDECESSOR)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
OPERATING ACTIVITIES:
Net income	$4,279	$6,552	$2,510	$7,618
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on modification of debt	3,454	—	—	—
Depreciation and amortization	7,082	4,764	1,369	5,139
Deferred income taxes	145	87	175	(474)
Loss (gain) on sale of assets	(37)	(7)	218	7
Stock compensation expense	844	—	334	893
Change in operating assets and liabilities:
Accounts receivable	(190)	1,959	(4,393)	(608)
Inventories	(3,263)	(533)	(1,593)	91
Other current assets	1,481	3,763	37	247
Accounts payable	(811)	481	686	(88)
Accrued payroll and other current liabilities	2,985	137	1,646	(1,517)

Total adjustments	11,690	10,651	(1,521)	3,690

Net cash provided by operating activities	15,969	17,203	989	11,308

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(5,733)	(5,005)	(533)	(2,270)
Brentwood acquisition	—	—	—	(11,590)
Grand Valley acquisition	(15,937)	—	—	—
Proceeds from sale of assets	2	7	11	13
Change in other assets	59	(163)	79	(1,185)

Net cash used in investing activities	(21,609)	(5,161)	(443)	(15,032)

FINANCING ACTIVITIES:
Principal payments under long-term financing agreements	(92,097)	(17,278)	(6,737)	(20,066)
Borrowings of long-term debt	135,782	3,387	6,200	20,418
Series C redeemable preferred stock issuance	—	—	—	3,500
Dividend distribution	(21,449)	—	—	—
Issuance of common stock	8,250	—	—	175
Exercise of stock options	—	—	—	234
Repurchase of common stock	(17,550)	—	—	(536)
Debt issuance costs	(7,385)	—	—	—
Termination of interest rate collar	52	—	—	—

Net cash provided by (used in) by financing activities	5,603	(13,891)	(537)	3,725

NET (DECREASE) INCREASE IN CASH	(37)	(1,849)	9	1
CASH—Beginning of period	39	1,888	2	1

CASH—End of period	$2	$39	$11	$2

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$9,050	$3,124	$681	$3,264
Cash paid for income taxes—net	$664	$7,574	$411	$6,666
NONCASH ACTIVITY:
Accrued redeemable preferred stock cumulative dividends for Series A, B, and C	$—	$—	$1,184	$3,032
Conversion of subordinated convertible note and accrued interest to common stock	$20,850	$—	$—	$—
Issuance of note payable	$—	$—	$—	$2,150

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES (SUCCESSOR),
AND WOODCRAFT INDUSTRIES, INC. AND SUBSIDIARIES (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1. NATURE OF BUSINESS

        Company Background    WII Components, Inc. (formerly WII Holdings, Inc. and referred to herein as the "Successor" or the "Company"), a Delaware corporation, was formed to acquire 100% of the common stock of Woodcraft Industries, Inc. and Subsidiaries (the "Predecessor" or "Company") in a buyout (the "Acquisition") from the former owners. On April 9, 2003, pursuant to a sale agreement between WII Components, Inc. and the former owners, WII Components, Inc. acquired the common stock of Woodcraft Industries, Inc. for a total of approximately $145 million. For accounting purposes, the acquisition date is considered to be April 1, 2003. WII Components, Inc. has no independent assets or operations separate from its consolidated subsidiaries.

        The Acquisition was accounted for using the purchase method of accounting. Accordingly, the assets acquired and the liabilities assumed by WII Components, Inc. were recorded at fair value as of the date of the Acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed totaling approximately $104.0 million was recorded as goodwill.

        In February 2004, the Successor completed an equity restructuring using the proceeds from its $120 million 10% senior notes offering (Note 6) to pay off the outstanding term loans and revolving line of credit, to pay a dividend of approximately $21.5 million, to repurchase approximately $17.5 million of the Successor's outstanding common stock, and to pay financing costs of approximately $7.4 million.

        The Company acquired a cabinet door manufacturer operating under the name Grand Valley Door Co. ("Grand Valley") on April 30, 2004 (Note 5).

        Description of Business    The Company is a leading manufacturer of wood cabinet doors, hardwood components, and engineered wood products in the United States. Its products are sold principally to leading national and regional kitchen and bathroom cabinet manufacturers. Its reputation for high quality and reliable performance has enabled the Company to establish strong, long-standing relationships with its customers. Its customers, in turn, distribute products through various sales channels, including specialty kitchen and bathroom cabinetry dealers, home center retailers, and homebuilders.

        Principles of Consolidation    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. As described more fully in Note 5, the Company completed the acquisition of Woodcraft Industries, Inc. and its wholly owned subsidiaries, PrimeWood, Inc. ("PrimeWood") and Brentwood Acquisition, Corp. ("Brentwood") on April 9, 2003, and completed the acquisition of Grand Valley on April 30, 2004. All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

        Revenue Recognition    The Company recognizes revenues and the related cost of sales when title passes, which is usually upon shipment of product under FOB shipping point terms. Freight billed to customers is included in sales. Shipping costs are included in cost of sales. Returns are estimated and provided for at the time of sale based on historical experience and current trends.

        Concentration of Credit Risk    Accounts receivable comprises primarily trade receivables related to the sale of the Company's products to its customers, primarily in the United States. The Company's customers representing 10% or more of consolidated sales, are as follows:

	Successor		Predecessor
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
A	20.1%	17.3%	19.5%	15.6%
B	16.9	11.1	10.0	7.8
C	9.8	10.0	11.7	12.8
D	9.6	12.8	13.4	15.6

        The Company's customers that represent 10% or more of consolidated accounts receivable as of December 31 are as follows:

	2004	2003
A	12.0%	8.1%
B	29.1	19.7
C	3.3	0.0
D	9.8	17.3

        Inventories    Inventories as of December 31 consisted of the following (in thousands):

	2004	2003
Raw materials	$9,995	$8,315
Work in process	4,796	3,116
Finished goods	2,901	2,039
LIFO adjustment	(950)	(143)

	$16,742	$13,327

        The majority of inventory is valued at the lower of last-in, first-out ("LIFO") cost or market. The remainder of the inventory is valued under the first-in, first-out method ("FIFO"). As of December 31, 2004, and 2003, inventory on the LIFO method represented 60% and 61% of the inventory balance, respectively.

        Property, Plant, and Equipment    Improvements are capitalized and expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line method (for financial reporting purposes) and the accelerated method (for income tax reporting purposes). Estimated useful lives for financial reporting purposes are as follows:

Buildings and yards	20 - 40 years
Equipment (machinery)	7 - 10 years
Equipment (computer related)	3 - 5 years

        Goodwill    As discussed in Note 4, in 2002, the Company adopted and accounts for goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. In part, SFAS No. 142 states that companies are no longer required to amortize goodwill but instead must evaluate goodwill for impairment at least annually. Previously, goodwill was amortized over its estimated useful life.

        The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year. Fair value is measured using the present value of expected future cash flows.

        Customer Relationship    Customer relationship relates to an intangible asset recorded through the purchase price allocation of the Grand Valley acquisition (Note 5) for a relationship with a significant customer. The $7,872,000 intangible asset is being amortized over the estimated life of 10 years. Amortization for the year ended December 31, 2004 was $525,000. Expected amortization is as follows for the years ended December 31 (in thousands):

2005	$787
2006	787
2007	787
2008	787
2009	787
2010-2014	3,412

        Noncompete Agreement    Noncompete agreements primarily relate to agreements with the former owners of PrimeWood, Brentwood, and Grand Valley. Noncompete rights are being amortized over the applicable terms of the agreements (6 years, 5 years, and 7 years, respectively), and are expected to be fully amortized by June 2004, July 2007, and April 2011, respectively. Amortization for the year ended December 31, 2004, the nine-month period ended December 31, 2003, the three-month period ended March 31, 2003, and year ended December 31, 2002 was $516,000, $448,000, $149,000, and $346,000, respectively. As of December 31, 2004 the net noncompete agreement intangible asset was $1.2 million. Expected amortization is as follows for the years ended December 31 (in thousands):

2005	$444
2006	444
2007	265
2008	14
2009	14
10-2011	19

        Other Assets    Other assets primarily represent financing fees and are amortized over the term of the related financing agreement. During 2002, the Company amended and restated its credit agreement. For accounting purposes, the debt modification was considered an extinguishment of the previous credit agreement resulting in a loss on modification of debt of $779,000. During 2004 the Company terminated its credit agreement and recorded a loss of $3.5 million.

        Impairment of Long-Lived Assets    The Company evaluates the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by the associated discounted cash flows. There were no material impairment write-downs during any of the periods presented.

        Other Current Liabilities    Other current liabilities consisted of the following (in thousands):

	December 31,
	2004	2003
Self-insurance reserve	$1,801	$2,207
Accrued interest expense	4,693	2,044
Other	2,613	3,043

	$9,107	$7,294

        The Company is partially self-insured for medical and workers' compensation costs, subject to maximum individual stop-loss amounts. The Company has established reserves related to insurance that are included in other current liabilities as noted above.

        Income Taxes    The Company accounts for income taxes in accordance with the liability method of accounting, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the consolidated financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The Company records a valuation allowance when it is more likely than not that the net deferred tax assets will not be realized.

        Stock Options    The Predecessor had a stock option plan that provided for the granting of up to 150,881 nonqualified stock options on the Predecessor's common stock. Certain officers, directors, and key employees were granted options to purchase common stock of the Predecessor under these plans. Options become exercisable over a three-year period. At the end of each year, one-third of the total options to an individual become vested. The Predecessor purchased the remaining 14,250 options prior to its acquisition. (Note 5)

        In 2002, 133,750 options were modified to accelerate the exercise date. This resulted in a compensation expense charge of $510,000 in 2002. All of these options were subsequently exercised. The fair value of each option is determined on the date of grant, using a stock option pricing model.

        There were 29,501 options that were canceled and reissued during 2001, resulting in the need to adopt variable accounting over the remaining vesting period of the repriced options. As of December 31, 2002, of the remaining options 6,250 shares were vested. The Predecessor recorded compensation expense related to options of $334,000 for the three-month period ended March 31, 2003.

        Information regarding stock options under all plans is summarized as follows:

	Successor				Predecessor
	Year Ended December 31, 2004		Nine Months Ended December 31, 2003		Three Months Ended March 31, 2003		Year Ended December 31, 2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,617,000	$3.00		$—	14,250	$2.40	140,000	$1.00
Granted	539,000	3.85	1,617,000	3.00			8,000	3.50
Exercised							133,750	1.00
Canceled	100,000	1.78
Outstanding, end of period	2,056,000	$2.32	1,617,000	$3.00	14,250	$2.40	14,250	$2.40
Exercisable, end of period	379,250	$1.78		$3.00	14,250	$2.40	14,250	$2.40
Weighted average fair value of options granted		$.88		$.49		$—		$.43

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

        In May 2003, 1,617,000 options were granted with terms of 10 years from the date of grant, and at an exercise price of $3.00 per share under the 2003 Plan. Issued options vest in equal annual installments over four years. The fair value of options granted during the nine months ended December 31, 2003 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate of 3.0%, an expected life of six years, and no volatility. During 2004, 100,000 options were cancelled. As a part of the February 2004 equity restructuring (Note 6), the Successor repriced the outstanding stock options. The Successor has adopted variable plan accounting for these options from the date of the repricing. Based on the fair value of the options as of December 31, 2004, the Successor expects to record approximately $2.3 million of compensation expense over the remaining vesting period of approximately two and one-half years. The Company recorded $844,000 of noncash compensation expense during the year ended December 31, 2004. As of December 31, 2004 the 1,517,000 options have an exercise price of $1.78 per share and a weighted average remaining contractual life of eight and one-half years.

        In 2004, the Company granted in April and November 489,000 and 50,000 options, respectively under the 2003 Plan. The fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate in April and November of 3.9% and 4.2%, respectively, an expected life of six years, and no volatility.

        The Company accounts for the options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized as of the original grant date. Had compensation cost for the options been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income would have been the following pro forma amounts for the year ended December 31, 2004, the nine-month period ended December 31, 2003, the three-month period ended March 31, 2003, and for the year ended December 31, 2002 (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
As reported net income	$4,283	$6,552	$2,510	$7,618
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(74)	(132)	—	(1)

Pro forma net income	$4,209	$6,420	$2,510	$7,617

        Derivative Instruments and Hedging Activities    All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated in a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and recognized in the statement of operations when the hedged item affects earnings. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, defines the requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are recognized in earnings. Management has determined that the Company has no freestanding or embedded derivatives as of December 31, 2004. (Note 6) The Company's policy is to not use freestanding derivatives for speculative purposes.

        Use of Estimates    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        New Accounting Pronouncements    In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123 and issued SFAS No. 123(R). This Statement supersedes APB No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. The Company is required to adopt SFAS No. 123R as of July 1, 2005. As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. The Company may also elect to restate prior periods by applying a modified retrospective method to periods prior to the effective date. The Company is in the process of determining which method of adoption it will elect (see "Stock Options" above for SFAS No. 123 required disclosures).

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be recognized as current period charges. The Statement also requires that fixed production overhead be allocated to conversion costs based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred by the Company beginning in fiscal year 2006. The Company does not believe the adoption of this Statement will have a material impact on its consolidated financial position or results of operations.

3. BUSINESS SEGMENTS

        The Company conducts its business within one reportable segment: the wood kitchen and bath products segment. The Company has two primary product categories: hardwood products and engineered wood products. Hardwood products produces a comprehensive line of hardwood doors and components. Engineered wood products includes rigid thermofoil doors and components, veneer raised panels, and wrapped profiles.

        The Company's sales by product category are as follows:

	Successor		Predecessor
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Hardwood products	$150,713	$91,241	$28,665	$97,866
Engineered wood products	52,353	41,406	12,315	45,966

Total	$203,066	$132,647	$40,980	$143,832

        Substantially all sales are made within North America.

4. GOODWILL

        Effective January 1, 2002, the Company adopted and began accounting for goodwill in accordance with SFAS No. 142 which states that companies are no longer required to amortize goodwill but instead must evaluate goodwill for impairment annually, if not more frequently. The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year. Previously, goodwill was amortized over its estimated useful life. Based on the impairment test performed on December 31, 2004, the Company's fair value exceeds the carrying value, resulting in no goodwill impairment.

        The changes in the carrying amount of goodwill were as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Balance—Beginning of period	$104,041	$104,041	$24,513	$21,825
Goodwill acquired	3,770	—	—	2,973
Purchase accounting adjustment	(210)	—	(93)	(285)

Balance—End of period	$107,601	$104,041	$24,420	$24,513

5. ACQUISITIONS

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

        The Acquisition was accounted for using the purchase method of accounting. Accordingly, the assets acquired and the liabilities assumed by the Successor were recorded at fair value as of the date of the Acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed totaling approximately $104.0 million was recorded as goodwill.

        The components of the purchase price allocation are as follows (in thousands):

Current assets	$34,531
Property, plant, and equipment	35,622
Other assets	4,280
Noncompete agreements	2,065
Goodwill	104,041

Assets acquired	180,539
Liabilities assumed	133,098

Net assets acquired	$47,441

        The Company obtained various forms of debt totaling approximately $97.6 million at the date of acquisition to fund the acquisitions and future operations.

        Pro forma operating results of the Predecessor, assuming the acquisition of Woodcraft occurred on January 1, 2002, are as follows (in thousands):

	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Sales from continuing operations net sales	$40,980	$143,832
Net income	1,660	4,536

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

        In July 2002, the Company acquired specific assets and assumed certain liabilities of Brentwood, Inc. The purchase price of $13,740,000 was paid $11,590,000 in cash and $2,150,000 in note payable. The purchase has been accounted for using the purchase method of accounting. The results of operations of Brentwood have been included in the financial statements as of the acquisition date (July 31, 2002). The following table summarizes the assets acquired and liabilities assumed (in thousands):

Current assets	$2,014
Property and equipment	6,698
Other assets	695
Noncompete agreement	2,150
Goodwill	2,973

Assets acquired	14,530
Liabilities assumed	790

Net assets acquired	13,740
Note payable issued	2,150

Cash consideration paid	$11,590

        The noncompete agreement is being amortized over the life of the agreement (5 years).

        Pro forma operating results for the Predecessor, assuming the acquisition of Brentwood occurred on January 1, 2002, are as follows for the year ended December 31, 2002 (in thousands):

Net sales	$152,026
Net income	7,870

        On April 30, 2004, the Company acquired a cabinet door manufacturer operating under the name of Grand Valley Door Co. The acquisition was accomplished through the acquisition of substantially all of the assets of Ohio Door Company and certain land and improvements from Grand Valley Investment LLC. The Company paid a cash purchase price at closing of $16 million, and if the business acquired achieves certain sales and profit margin targets, an additional $1 million will be payable prior to June 30, 2006. Approximately half of the purchase price was funded with borrowings under the senior secured revolving credit facility and the remainder was funded from the proceeds of an equity contribution from existing stockholders. The acquired company is a 100% owned subsidiary of the Successor and, on June 25, 2004, agreed to fully and unconditionally guarantee the senior notes on a joint and several basis with the Successor's existing subsidiary guarantors.

        The Acquisition of Grand Valley was accounted for using the purchase method of accounting. Accordingly, the assets acquired and the liabilities assumed by the Successor were recorded at fair value as of the date of the Acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed totaling $3,770,000 was recorded as goodwill. Based upon the Company's final purchase price allocation, $7,872,000 of the purchase price was recorded as an other intangible asset, Customer Relationship (Note 2). The pro forma effects of this transaction are not material to the Company's results of operations. The components of the final purchase price allocation are as follows (in thousands):

Current assets	$386
Property, plant, and equipment	4,491
Other assets	125
Goodwill	3,770
Customer Relationship	7,872
Noncompete agreement	100

Assets acquired	16,744
Liabilities assumed	807

Net assets acquired	$15,937

6. FINANCING ARRANGEMENTS

        Long-term debt consisted of the following (in thousands):

	December 31, 2004	December 31, 2003
Senior notes (10%) due 2012	$120,000	$—
Revolver (5.37% and 6.63% at December 31, 2004 and December 31, 2003, respectively)	—	1,800
Subordinated convertible notes, due April 2004, 5% interest payable	—	20,000
Senior term loan A, interest at LIBOR plus 3.88% (5.01% at December 31, 2003) due in varying installments through March 31, 2008	—	33,150
Senior term loan B, interest at LIBOR plus 4.25% (5.36% at December 31, 2003) interest-only payments until June 2008 with balance due September 2009	—	20,500
Senior term loan C, interest at 15%, interest-only payments until December 2009, balance due March 2010	—	19,421
Other due 2004	—	77

Total debt	120,000	94,948
Less current maturities	—	24,627

	$120,000	$70,321

        Senior Notes    On February 18, 2004, the Company completed the offering of $120 million of 10% senior notes due 2012. The net proceeds of the offering of the senior notes were used to pay off the outstanding term loans and revolving line of credit, to pay a dividend of approximately $21.5 million, to repurchase approximately $17.5 million of the Company's outstanding common stock, and to pay financing costs of $7.4 million. Additionally in February 2004, the Company entered into a new $25 million revolving line of credit.

        The Company's existing senior secured revolving credit facility and the indenture for the notes imposes certain restrictions on it, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. The Company must comply with certain financial covenants under the credit facility including maintenance of a minimum fixed charge coverage ratio, a maximum total leverage ratio and an EBITDA minimum. As of December 31, 2004 it was in compliance with these covenants. Indebtedness under its existing senior secured revolving credit facility is secured by substantially all of its assets, including real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

        Each of the Company's subsidiaries, which are all 100% owned subsidiaries of the Company, have fully and unconditionally guaranteed the senior notes on a joint and several basis. The Company has no independent assets or operations. As a result, the Company has not presented separate financial statements of the subsidiary guarantors.

        Subordinated Convertible Debt    The Company issued approximately $20 million of 5% Convertible Subordinated Notes due April 9, 2004 in April 2003. These notes were convertible at any time prior to maturity, unless previously redeemed, at the option of the holders into shares of the Company's common stock at a conversion price of $3.00 per share, subject to certain adjustments. The notes were subordinated to the Company's senior indebtedness. The notes were not subordinated to the Company's trade payables or other general creditors of the Company. On February 9, 2004, these notes, along with approximately $0.9 million of related accrued interest, were converted into approximately 7.0 million shares of the Company's $0.01 par value common stock.

        Credit Agreement and Term Loans    In April 2003 the Company entered into a $90,500,000 credit facility that provides for $75,500,000 in term loans and a revolving line of credit of $15,000,000. The Agreement includes various restrictive covenants, including, among others, capital expenditure limitations, a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum interest average ratio, and a minimum EBITDA amount. The Company was in compliance with these debt covenants at December 31, 2003.

        Each of the Company's subsidiaries, which are all 100% owned subsidiaries of the Successor, have fully and unconditionally guaranteed the credit agreement on a joint and several basis. The Company has no independent assets or operations. As a result, the Company has not presented separate financial statements of the subsidiary guarantors.

        In July 2003, the Company entered into a three-year interest rate collar transaction with a notional amount of $55,550,000 to limit the interest rate (LIBOR rate) on a portion of this variable rate debt between a floor of 1.2% and a cap of 6.0%. To the extent that the index rate is below the collar floor, payment is due from the Successor. To the extent the index rate is above the collar cap, the Company is entitled to receive the difference. The index rate at December 31, 2003 was 1.16%. The fair value of the interest rate collar is approximately $148,342 at December 31, 2003 and is classified in other assets. The Company discontinued this interest rate hedge in connection with the repayment of its old credit facility as described above, resulting in the receipt of approximately $52,000 upon settlement.

        Maturities of Long-Term Debt    The company has no long-term debt maturing until after December 31, 2011. The Company's $120 million of 10% senior notes are set to mature in February of 2012.

        Capital Leases    The Company leases certain equipment under capital lease agreements with interest rates of 3.65% to 7.92%. The agreements expire at various dates through 2008. Future minimum lease payments required under these capital leases at December 31, 2004 are as follows (in thousands):

Year Ending December 31
2005	$1,086
2006	1,080
2007	721
2008	549
2009	—

Total capital lease obligations	3,436
Less amount representing interest	314

Present value of capital lease obligations	3,122
Less current maturities	928

Capital lease obligations—net of current maturities	$2,194

7. COMMITMENTS AND CONTINGENCIES

        Operating Leases    The Company is obligated under various operating leases for warehouse space and plant equipment. Rental expense under these agreements was approximately $290,000 for the year ended December 31, 2004, $199,000 for the nine-month period ended December 31, 2003, $66,000 for the three-month period ended March 31, 2003, and $254,000 for the year ended December 31, 2002, respectively. Future minimum lease payments are as follows (in thousands) as of December 31, 2004:

Year Ending December 31
2005	$70
2006	63
2007	51
2008	45
2009	33

$262

        Woodcraft Industries, Inc. Retirement Assurance Plan    The Company sponsors a 401(k) and profit sharing plan which covers certain full-time employees who meet eligibility requirements as to age and length of service. Employees are allowed to make pretax contributions up to the maximum amount permitted by law. Employer contributions to the plan are made at the discretion of the Board of Directors. The Company's contribution was approximately $488,000, $381,000, $201,000, and $550,000 during the year ended December 31, 2004, nine-month period ended December 31, 2003, the three-month period ended March 31, 2003, and the year ended December 31, 2002, respectively.

        Litigation    In the normal course of business, the Company is subject to various instances of litigation. In the opinion of the Company's management and legal counsel, the ultimate settlement of such matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

8. INCOME TAXES

        The provision for income taxes consisted of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Current provision:
Federal	$2,210	$3,153	$1,091	$4,622
State	329	612	138	835

	2,539	3,765	1,229	5,457
Deferred tax expense (benefit)	145	87	175	(474)

Provision for income taxes	$2,684	$3,852	$1,404	$4,983

        The provision for income taxes differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income due to the following:

	Successor		Predecessor
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Tax provision at federal rate	$2,367	$3,537	$1,331	$4,310
Increase (decrease) in income taxes resulting from:
Nondeductible interest	—	—	18	73
Nondeductible expenses	121	26	3	220
Federal tax credits	(125)	(94)	(131)	(125)
State income taxes—net of federal benefit	321	383	183	505

Provision for income taxes	$2,684	$3,852	$1,404	$4,983

        Net deferred tax assets (liabilities) consist of the following components as of December 31:

	2004	2003
Depreciation	$(5,878)	$(5,930)
Noncompete agreements	1,259	1,272
Goodwill	(252)	(102)
Accruals	568	142
Inventory	(769)	(882)
Capital leases	916	1,376
Bad debt expense	80	90
Accrued payroll and health insurance	987	1,090

Net deferred tax liabilities	$(3,089)	$(2,944)
Whereof:
Current	$1,437	$1,420
Noncurrent	(4,526)	(4,364)

	$(3,089)	$(2,944)

        The Company is subject to audits in the tax jurisdictions in which it operates. Upon audit, these taxing jurisdictions could retroactively disagree with our tax treatment of certain items. Consequently, the actual liabilities with respect to any year may be determined long after financial statements have been issued. The Company establishes tax reserves for estimated tax exposures. These potential exposures result from varying applications of statutes, rules, regulations, case law and interpretations. The settlement of these exposures primarily occurs upon finalization of tax audits. However, the amount of the exposures can also be impacted by changes in tax laws and other factors. The Company believes that it has established the appropriate reserves for these estimated exposures. However, actual results may differ from these estimates. The resolution of these tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company's consolidated statement of operations for a particular future period and on the Company's effective tax rate.

9. REDEEMABLE PREFERRED STOCK (PREDECESSOR)

        Series A Redeemable Preferred Stock    The Predecessor issued 750,000 shares of Series A in 1998 for consideration of $6,000,000. Series A had certain preferential liquidation, redemption, and dividend rights as follows:

    a.
    In the event of liquidation of the Predecessor, the holders of Series A are entitled to receive an amount in cash equal to $8.00 per share plus all accumulated but unpaid dividends.

    b.
    Each share of Series A is redeemable at any time at the option of the Predecessor at $8.00 per share plus all accrued and unpaid dividends. If not redeemed earlier, each outstanding share of Series A shall be redeemed by the Predecessor on June 16, 2005 at $8.00 per share plus all accrued and unpaid dividends. Additionally, there is mandatory redemption of Series A upon the closing of a registered public offering or upon a change in the Predecessor's ownership.

    c.
    Holders of Series A are entitled to receive cumulative dividends of 15% per year per share. Such dividends accrue whether or not declared or paid and are payable before dividends on any other securities are declared or paid.

        All Series A Redeemable Preferred Stock was purchased in connection with the Acquisition.

        Series B and Series C Redeemable Preferred Stock    The Predecessor issued 803,125 shares of Series B in 1998 for consideration of $6,425,000 and 112,500 shares of Series C in 2001 for consideration of $900,000. In 2002, the Predecessor issued 437,500 shares of Series C for consideration of $3,500,000. Series B and Series C have certain preferential liquidation, redemption, and dividend rights as follows:

    a.
    In the event of liquidation of the Predecessor, the holders of Series B and Series C are entitled to receive an amount in cash equal to $8.00 per share plus all accumulated but unpaid dividends, whether declared or not.

    b.
    Each share of Series B and Series C is redeemable at any time at the option of the Predecessor at $8.00 per share plus all accrued and unpaid dividends. Additionally, there is mandatory redemption of Series B and Series C upon the sale, transfer, or disposition of the Predecessor's assets, or if the Predecessor is merged or consolidated with another party.

    c.
    Holders of Series B and Series C are entitled to receive cumulative dividends of 12% per year per share payable in cash or additional shares of Series B and Series C. Dividends accrue whether or not declared or paid.

        All Series B and Series C Redeemable Preferred Stock was purchased in connection with the Acquisition.

        Accumulated Dividends    Unpaid Series A accumulated dividends of $5,352,249, Series B accumulated dividends of $4,488,786, and Series C accumulated dividends of $395,591 as of December 31, 2002 are included in dividends payable on the consolidated balance sheets. In April 2003, all dividends ($11,420,000) were paid in connection with the Acquisition.

        Warrants    In connection with the issuance of Series A and Series B preferred stock, the Predecessor has issued warrants for the purchase of up to 1,178,125 shares of nonvoting common stock and 13,125 shares of voting common stock to stockholders at an exercise price of $8.00 per share. In 2001, 13,125 shares of the voting common stock were subsequently exercised and redeemed by the Predecessor. The warrants are exercisable through February 28, 2005. No value has been assigned to these warrants as their values were deemed to be insignificant at the time of issuance.

        In connection with the issuance of the $6.0 million senior subordinated notes payable in 1998, the Predecessor issued a total of 182,890 warrants to purchase nonvoting common stock of the Predecessor. In 1998, 85,348 shares of nonvoting common stock were exercised at a nominal price per share. Each warrant entitles the holder to purchase one share of nonvoting common stock at a nominal exercise price, and such warrants expire on June 16, 2008 or the date on which the notes are fully paid at the time of issuance.

        All warrants were bought out in connection with the Acquisition.

10. STOCKHOLDERS' EQUITY (PREDECESSOR)

        Authorized Shares    The Predecessor's Restated Articles of Incorporation authorize the aggregate issuance of 14,986,875 shares of stock divided into five classes consisting of: 750,000 shares of Series A redeemable preferred stock ("Series A"), $.01 par value; 803,125 shares of Series B redeemable preferred stock ("Series B"), $.01 par value; 1,000,000 shares of Series C redeemable preferred stock ("Series C"), $.01 par value; 5,000,000 shares of voting common stock, $.01 par value; 600,000 shares of nonvoting common stock, $.01 par value; and 6,833,750 undesignated shares, $.01 par value. The undesignated shares shall be divisible into such classes or series and have such voting rights, other rights, and preferences, as determined by the Predecessor's Board of Directors.

        Common Stock    During fiscal 2002, the Predecessor issued 50,000 shares resulting in a compensation charge of $383,000, and repurchased 293,000 shares for $536,000.

11. STOCKHOLDERS' EQUITY (SUCCESSOR)

        The Successor's Amended and Restated Certificate of Incorporation authorized the aggregate issuance of 30,000,000 shares of stock divided into three classes: 28,000,000 shares of voting common stock, $0.01 par value; 1,000,000 shares of nonvoting common stock, $0.01 par value; and 1,000,000 undesignated preferred stock, par value $0.01.

        In February 2004, the Company completed an equity restructuring using a portion of the proceeds from its $120 million 10% senior notes offering (Note 6) to pay a dividend of approximately $21.5 million and to repurchase 3,317,580 shares of common stock for approximately $17.5 million. In conjunction with this equity restructuring, the Company's convertible notes were converted into 6,950,000 shares of common stock.

        In April 2004, the Company issued 2,142,857 shares of common stock for approximately $8.3 million in connection with the Grand Valley acquisition (Note 5).

12. RELATED-PARTY TRANSACTIONS

        The Company has a management services agreement with an affiliate of the primary investor whereby the Company pays a transaction fee to the affiliate for services provided for each financing, refinancing, acquisition, or similar nonrecurring transaction. The Company paid approximately $1,740,000 to this affiliate for services related to the Acquisition which is recorded as goodwill and approximately $1,160,000 for financing services which was recorded in other assets as deferred financing costs and was written off as discussed in Note 2. In addition, the Company paid approximately $2,400,000 to this affiliate related to the February financing transaction (Note 6), which is recorded in other assets as deferred financing costs. The Company paid approximately $320,000 to this affiliate for services related to the acquisition of Grand Valley, approximately $224,000 of which is recorded as goodwill and approximately $96,000 of which is recorded in other assets as financing costs.

        The Predecessor had a management services agreement with an affiliate of its former primary investor, whereby the Predecessor paid an annual base fee of $300,000 plus a percentage fee based on annual net operating cash flow. The total fee was approximately $81,000 for the three-month period ended March 31, 2003, and was approximately $825,000 for the year ended December 31, 2002.

        The Predecessor entered into a noncompete agreement on July 31, 2002 with the former majority stockholder of Brentwood (Note 2).

        The Predecessor entered into a consulting and noncompete agreement on June 16, 1998 with the former majority stockholder of PrimeWood. The agreement required aggregate payments of approximately $4,600,000 in equal annual installments over a six-year period. The fee under these agreements was approximately $76,000, $575,000, $192,000, and $767,000 for the year ended December 31, 2004, nine-months ended December 31, 2003, three-months ended March 31, 2003, and year ended December 31, 2002, respectively (Note 2).

        The Company entered into a noncompete agreement on April 30, 2004 with the former owners of Grand Valley (Notes 2 and 5).

13. QUARTERLY FINANCIAL DATA (UNAUDITED):

        The following is a condensed summary of actual quarterly results of operations for 2004 and 2003 (in thousands). The results of operations for the three-month period ended March 31, 2003 are for the predecessor, and have been combined with the nine-month financial results of the company in the table below:

	First	Second	Third	Fourth	Year
2004:
Net sales	$47,718	$51,217	$52,274	$51,857	$203,066
Gross profit	8,366	8,840	9,293	9,525	36,024
Operating income	4,622	5,880	5,829	6,813	23,144
Net income (loss)	(816)	1,558	1,504	2,033	4,279
2003:
Net sales	$40,980	$45,180	$43,958	$43,509	$173,627
Gross profit	8,909	9,617	8,524	7,028	34,078
Operating income	4,721	6,829	5,698	4,152	21,400
Net income	2,510	2,950	2,324	1,278	9,062

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        There were no changes in or disagreements with the accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

        Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

        Changes in Internal Controls Over Financial Reporting. There were no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The following table sets forth the names and ages of our executive officers and directors as of December 31, 2004 and the positions that they hold at WII Components, Inc. and, where applicable, at our subsidiary levels. Directors of WII Components hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified. Executive officers of WII Components hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

Name	Age	Position
John Fitzpatrick	61	Chief Executive Officer—WII Components; Director, President and Chief Executive Officer—Woodcraft
Dale Herbst	36	Vice President, Treasurer and Secretary—WII Components; Chief Financial Officer—Woodcraft
Gary Noon	63	Vice President of Sales and Marketing—Woodcraft
Tom Perlmutter	41	Director—WII Components
Dennis Sisco	58	Director and President—WII Components

        Mr. Fitzpatrick has served as Woodcraft's President and Chief Executive Officer since 2000. Prior to joining us he was Chief Operating Officer at Nexcycle, Inc., a privately held consolidator of specialty recycling businesses with over $120 million of sales in the United States, Canada and the United Kingdom. He also was a corporate officer of ITEQ and general manager for Graco, Inc. after spending 20 years with General Electric Company, where he held various management positions in several divisions. Mr. Fitzpatrick received a BS in Mechanical Engineering from the University of Notre Dame and an MBA from the University of Pittsburgh.

        Mr. Herbst has served as Woodcraft's Chief Financial Officer since 2002. Since joining us in 1992, he has served as a Controller, Accounting Manager and General Accountant. Mr. Herbst received a BS in Financial Management and Accounting from the University of North Dakota.

        Mr. Noon has served as Woodcraft's Vice President of Sales and Marketing since our acquisition of PrimeWood in 1998. He joined PrimeWood in 1994 and served as Vice President of Sales and Marketing. Prior to joining PrimeWood, Mr. Noon served as Vice President of Sales and Marketing for Nadech, Inc. and as Chief Executive Officer and Vice President of Marketing for Hettich America. Mr. Noon received a BS in Marketing from Northern Illinois University.

        Mr. Perlmutter joined our board of directors in 2003. Mr. Perlmutter joined Behrman Capital in May 2002 with 13 years of private equity investing experience. Most recently, he spent seven years as a vice president at Desai Capital Management, a private equity investment firm with over $1 billion of capital under management. During that time, he led several successful investments in the business services, information technology and communications sectors, including TeleCorp PCS and Triton PCS. He currently serves on the board of WIL Research Holding Company, Inc. Mr. Perlmutter received an AB in Economics from Princeton University and an MBA from Harvard Business School.

        Mr. Sisco joined our board of directors in 2003. Mr. Sisco has served as a partner at Behrman Capital since January 1998. Most recently, he was an executive vice president of The Dun & Bradstreet Corporation and Cognizant Corporation. Previously, he was President of D&B Enterprises, a venture capital and buyout company with $240 million of capital under management. He currently serves on the boards of Strategic Management Group, Inc., Brooks Equipment Company, Inc., ACS Communications, Inc., Viziqor Holdings, Inc. and Adventis Corporation. Mr. Sisco received a BA in Economics from McDaniel College.

Board of Directors

        We currently have a two-member board of directors consisting of Messrs. Perlmutter and Sisco. Our bylaws permit the directors to increase the size of the board of directors by resolution. All of our stockholders are party to a stockholders agreement whereby they agree to take all appropriate action to fix the size of the board of directors at two and to vote the shares over which they exercise voting power in favor of the election of Messrs. Perlmutter and Sisco.

Board Committees

        Our board of directors intends to establish a compensation committee and an audit committee. We anticipate that the compensation committee will establish salaries, incentives and other forms of compensation for our officers and will administer incentive compensation and benefit plans provided for our employees. We anticipate that the audit committee will review our audit policies and oversee the engagement of our independent auditors. The composition of the compensation committee and the audit committee has not yet been determined.

Item 11. Executive Compensation

        Summary Compensation.    The following summary compensation table sets forth information concerning compensation for services rendered in all capacities awarded to, earned by or paid to our Chief Executive Officer and our two other most highly compensated executive officers who were serving as executive officers on December 31, 2004 and whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2004.

				Long-Term Compensation
				Number of Securities Underlying Options Granted
		Annual Compensation
Name and Position					All Other Compensation
	Year	Salary	Bonus
John Fitzpatrick Chief Executive Officer—WII Components; Director, President and Chief Executive Officer—Woodcraft	2004	$288,400	$238,072	620,000	$256,441	(1)
Dale Herbst Vice President, Treasurer, Secretary—WII Components; Chief Financial Officer—Woodcraft	2004	$110,000	$57,403	210,000	$91,000	(2)
Gary Noon Vice President of Sales and Marketing—Woodcraft	2004	$130,490	$101,037	—	$8,000	(3)

(1)
Includes $250,000 paid to Mr. Fitzpatrick as a special bonus in recognition of our improved financial performance and the successful completion of the offering of senior notes in February, 2004, $6,000 in contributions by us to his 401(k) account and $441 in taxable mileage reimbursement according to our company policy.

(2)
Includes $86,000 paid to Mr. Herbst as a special bonus in recognition of our improved financial performance and the successful completion of the offering of senior notes in February, 2004 and $5,000 in contributions by us to his 401(k) account.

(3)
Includes $6,000 paid to Mr. Noon in contributions by us to his 401(k) account and $2,000 in taxable mileage reimbursement according to our company policy.

        Option Grants.    The following table sets forth information concerning the individual grants of stock options to each of the executive officers listed below who received grants in 2004. The exercise price per share of each option was equal to the fair market value of the voting common stock on the date of grant, as determined by the board of directors based on its good faith estimate of the fair market value. We have never granted any stock appreciation rights. The potential realizable value is calculated based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the options were granted until their expiration dates, assuming a fair market value equal to the fair market value at fiscal 2004 year end. These numbers are calculated based on the requirements of the SEC and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises will depend on future performance of common stock and the date on which the options are exercised.

		Percentage of Options Total Granted to Employees in Fiscal Year			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted
Name			Exercise Price Per Share	Expiration Date
					5%	10%
John Fitzpatrick	120,000	22.26%	$3.85	4/22/14	$290,549	$736,309
Dale Herbst	38,000	7.05%	$3.85	4/22/14	$92,007	$233,165
Gary Noon	—	—	—	—	—	—

        Option Exercises and Year-end Values.    The following table sets forth information concerning exercises of stock options during 2004 by each of the executive officers listed below and the year-end value of unexercised options, provided on an aggregated basis:

Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at FY-End(#) Exercisable/unexercisable	Value of Unexercised In-the- Money Options at FY-End($) Exercisable/unexercisable(2)
John Fitzpatrick	—	—	125,000/495,000	255,000/761,400
Dale Herbst	—	—	43,000/167,000	87,720/262,020
Gary Noon	—	—	—/—	—/—

(1)
Determined by multiplying the number of shares acquired on exercise by the difference between the estimated fair market value at exercise and the per share option exercise price.

(2)
Determined by multiplying the number of shares underlying the unexercised in-the-money options beneficially held at December 31, 2004 by the difference between the estimated fair market value as of December 31, 2004 and the per share option exercise price.

        Special Bonus.    In recognition of the contributions to our improved financial performance and the successful completion of the offering of senior notes, on February 27, 2004, we paid a one-time special bonus to certain key employees, including the executive officers listed in the option grants table above. The special bonus consisted of cash payments of an aggregate of $808,500.

2003 Stock Option and Grant Plan

        Under our 2003 Stock Option and Grant Plan, our board of directors may award up to an aggregate of 2,500,000 shares of our voting common stock to directors, officers, consultants and other key persons of WII Components, Inc. and our subsidiaries in the form of incentive stock options (which may be awarded to employees only), nonqualified stock options, restricted stock awards, unrestricted stock awards and any combination of the foregoing. The exercise price per share for an incentive stock option may not be less than 100% of the fair market value of the underlying shares on the grant date. The exercise price per share for an incentive stock option granted to a person owning stock possessing more than 10% of the total combined voting power of all classes of our stock may not be less than 110% of the fair market value of the underlying shares on the grant date, and may not be exercisable after the expiration of five years from the date of grant. Otherwise, options may not be exercisable after the expiration of ten years from the date of grant. Our board of directors has full discretion to administer and interpret the 2003 Stock Option and Grant Plan, to adopt such rules, regulations and procedures as it deems necessary or advisable, and to determine the persons eligible to receive awards, the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised.

Employment Agreements

        On April 9, 2003, we entered into employment agreements with Messrs. Fitzpatrick, and Herbst. Mr. Fitzpatrick's agreement has a term of two years, and Mr. Herbst's agreement has a term of one year. Both agreements are automatically renewed upon the completion of the initial term for successive one-year periods until either we or the executive give 60 days prior written notice of intent not to extend. Each agreement provides for the payment of base salary, incentive compensation and the provision of certain fringe benefits to the executive. The agreements require the officers to refrain from competing with us and from hiring our employees for a period of time following the termination of their employment agreements. Mr. Fitzpatrick is prohibited from competing with us for a period of twelve months from the termination of his employment and prohibited from hiring our employees for a period of 24 months from the termination of his employment. Mr. Herbst's agreement prohibits him from competing with us for a period ranging from six months to one year following the termination of his employment and is prohibited from hiring our employees for a period of 24 months from the termination of his employment. Each agreement also provides for certain payments and benefits for each officer in the event his employment with us is terminated as a result of his death or disability. In general, in the case of a termination by an officer for good reason, or by us without cause, he will receive the greater of either the base salary due to him for the remainder of the term or six months salary (except in the case of Mr. Fitzpatrick who shall receive two years base salary) and if the officer has remained employed with us for at least six months of the fiscal year in which his employment terminated, he will receive a prorated portion of the annual incentive bonus that would have been payable to him had he remained employed with us at the end of the fiscal year.

        On January 1, 2003, Mr. Noon entered into an employment agreement, which was amended and restated most recently in January 2005. The agreement has a three-month term of employment through April 1, 2005. Thereafter, the agreement includes consulting services by Mr. Noon with the company through December 31, 2005. The consulting agreement may be renewed or extended as agreed upon by Mr. Noon and the Company. Mr. Noon is prohibited from competing with us for a period of one year following the termination of his employment or consulting services, and prohibited from hiring our employees for a period of 24 months from the termination.

Directors Compensation

        Our directors do not receive compensation for attending board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth certain information regarding the beneficial ownership of our voting common stock and non-voting common stock as of March 14, 2005 by (i) each person known to us to beneficially own more than 5% of the outstanding shares of either voting common stock or non-voting common stock; (ii) each of our directors; (iii) each named executive officer and (iv) all of our officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of shares to persons who possess sole or shared voting and/or investment power with respect to the shares shown as beneficially owned and include shares of common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days. Unless otherwise indicated in the footnotes to this table, the address of all listed stockholders is c/o WII Components, Inc., 525 Lincoln Avenue, SE, St. Cloud, Minnesota 56304.

	Voting Common Stock		Non-Voting Common Stock
Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned	Shares Beneficially Owned	Percentage Beneficially Owned
Behrman Capital III L.P.(1)	19,772,383	92.9%	—	—
Tom Perlmutter(2)	19,772,383	92.9%	—	—
Dennis Sisco(2)	19,772,383	92.9%	—	—
John Fitzpatrick(3)	578,522	2.7%	—	—
Dale Herbst(4)	142,317	*	—	—
Indosuez Capital Partners 2003, LLC(5)	—	—	854,261	100%
Gary Noon	—	—	—	—
All directors and officers as a group (7 persons)	20,493,222	97.1%	—	—
Total shares outstanding, including vested options	21,110,343	100%	854,261	100%

*
Represents less than 1% of the outstanding shares of voting common stock.

(1)
Behrman Brothers III L.L.C. is the general partner of Behrman Capital III L.P. Messrs. Perlmutter and Sisco, members of our board of directors, are non-managing members of Behrman Brothers III L.L.C. Messrs. Perlmutter and Sisco disclaim any beneficial ownership of the shares held by Behrman Capital III L.P., except to the extent of their respective pecuniary interests therein. The address of Behrman Capital III L.P. and Messrs. Perlmutter and Sisco is c/o Behrman Capital, 126 East 56th Street, 27th Floor, New York, New York 10022.

(2)
Consists solely of the shares held by Behrman Capital III L.P., of which Messrs. Perlmutter and Sisco may each be considered the beneficial owner. Messrs. Perlmutter and Sisco disclaim beneficial ownership of such shares, except to the extent of their respective pecuniary interests therein.

(3)
Includes 280,000 option shares that may be acquired within 60 days of March 14, 2005.

(4)
Includes 95,500 option shares that may be acquired within 60 days of March 14, 2005.

(5)
The address of Indosuez Capital Partners 2003, LLC is 666 Third Avenue, New York, New York 10017.

Item 13. Certain Relationships and Related Party Transactions

Stockholders Agreement

        Pursuant to our Stockholders Agreement, dated as of April 9, 2003, entered into with Behrman Capital III L.P., one of Behrman Capital III's affiliates, certain members of our management (including the named executive officers) and certain other stockholders, each of the current stockholders, other than Behrman Capital III L.P. and its affiliate are subject to certain transfer restrictions, including rights of first refusal and co-sale, and is entitled to co-sale rights on certain transfers by Behrman Capital III L.P. and its affiliate. Behrman Capital III L.P. has the right to force all of the other stockholders to participate in a sale event in which it elects to participate. Subject to certain standard exceptions, all stockholders have pre-emptive rights on future sales of securities. Under the provisions of the Stockholders Agreement, all of the parties agree to elect as members of our board of directors two Behrman Capital III L.P. nominees, currently Messrs. Perlmutter and Sisco. Finally, each member of our management who is a party to the Stockholders Agreement has the right under certain circumstances to require us to repurchase his or her shares of our stock at the then fair market value in the event of the termination of his or her employment.

Equity Registration Rights Agreement

        We entered into a Registration Rights Agreement, dated as of April 9, 2003, with Behrman Capital III L.P. and one of its affiliates, certain members of our management (including the named executive officers) and certain other stockholders. Pursuant to this agreement, we granted certain customary registration rights, including demand, piggy back and resale shelf registration rights. Demand registration rights were granted only to Behrman Capital III L.P. and one of its affiliates.

Financial Advisor Agreement

        We entered into a Financial Advisor Agreement dated as of April 9, 2003, with Behrman Brothers Management Corp., or Behrman Brothers, an affiliate of our largest stockholder, Behrman Capital III L.P. Under this agreement, Behrman Brothers provides us with advice regarding our financial management, potential acquisitions, dispositions, financial transactions and other issues. In the event that we consummate a transaction (such as a merger with, or acquisition of, another company, a sale of our company or significant events relating to changes in our equity structure), we are required to pay Behrman Brothers a fee for its role as our advisor and reimburse any expenses incurred by Behrman Brothers in providing such advice. This agreement remains in effect until there is a change in the control of our company or we sell all or substantially all of our assets.

Indemnification Agreements

        We have entered into indemnification agreements with our directors, Dennis Sisco and Tom Perlmutter. The form of indemnification agreement provides that the directors will be indemnified for expenses incurred because of their status as a director to the fullest extent permitted by Delaware law and our certificate of incorporation and bylaws.

        Our certificate of incorporation, as amended, contains a provision permitted by Delaware law that generally eliminates the personal liability of directors for monetary damages for breaches of their fiduciary duty, including breaches involving negligence or gross negligence in business combinations, unless the director has breached his or her duty of loyalty, failed to act in good faith, engaged in intentional misconduct or a knowing violation of law, paid a dividend or approved a stock repurchase or redemption in violation of the Delaware General Corporation Law or obtained an improper personal benefit. This provision does not alter a director's liability under the federal securities laws and does not affect the availability of equitable remedies, such as an injunction or rescission, for breach of fiduciary duty. Our bylaws provide that directors shall be, and in the discretion of the board of directors, our officers and non-officer employees may be, indemnified to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended, against all expenses and liabilities reasonably incurred in connection with service for or on behalf of the company. Our bylaws also provide that the right of our directors and officers to indemnification shall be a contract right and shall not be exclusive of any other right now possessed or hereafter acquired under any statute, bylaw, agreement, vote of stockholders, directors or otherwise.

        Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and persons controlling us as described above, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. At present, there is no pending material litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted.

Item 14. Principal Accountant Fees and Services

        Aggregate fees billed to the company for the fiscal years ended December 31, 2004, and 2003 by the Company's principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates:

	Fiscal year ended
	2004	2003
Audit Fees(a)	$315,015	$263,632
Audit-Related Fees(b)	10,693	—

Total audit and audit-related fees	325,708	263,632
Tax Fees(c)	85,400	14,100
All Other Fees	—	—

Total Fees	$411,108	$277,732
  (a)
  Fees for audit services billed in 2003 consist of:

  •
  Audit of the Company's annual financial statements

  •
  Reviews of the Company's quarterly financial statements

  •
  Consultation on financial accounting and reporting standards arising during the course of the audit

        Fees for the audit services billed in 2004 consist of:

    •
    Audit of the Company's annual financial statements

    •
    Reviews of the Company's quarterly financial statements

    •
    Comfort letters, S-4 filing, and issuance of consents related to Securities and Exchange Commission ("SEC") matters

  (b)
  Fees for audit-related services billed in 2004 consist of:

  •
  Due diligence services related to Grand Valley acquisition

  (c)
  Fees for tax services billed in 2003 consist of:

  •
  Research, discussion and analysis of short year tax return

  •
  Deductibility of proposed IRS audit adjustments

        Fees for tax services billed in 2004 consist of:

    •
    Preparation of March 31, 2003 and December 31, 2003 tax returns

    •
    Preparation of 2000-2002 amended returns due to IRS audit adjustments

    •
    Preparation of Form 3115's related to tax accounting changes

    •
    Research and assistance with the IRS audit

    •
    Research and assistance with stock options, dividend and earnings and profit

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
List of Financial Statements, Financial Statement Schedules and Exhibits

        (1)    Financial Statements.    Consolidated Financial Statements of WII Components, Inc. and Subsidiaries as of December 31, 2004 and 2003 and for the year ended December 31, 2004 and the period from inception (April 1, 2003) to December 31, 2003, and Consolidated Financial Statements of Woodcraft Industries, Inc. and Subsidiaries (Predecessor to WII Components, Inc.) for the three months ended March 31, 2003 and the year ended December 31, 2002

    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets
    Consolidated Statements of Operations
    Consolidated Statements of Stockholders' Equity (Deficit)
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

        (2)    Financial Statement Schedules.    All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes, except for Schedule II.

        (3)    Exhibits:

Exhibit No.	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation of WII Components, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, as amended, File No. 333-115490)
3.2	Amended and Restated By-laws of WII Components, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, as amended, File No. 333-115490)
3.3	Restated Articles of Incorporation of Woodcraft Industries, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-4, as amended, File No. 333-115490)
3.4	Restated Bylaws of Woodcraft Industries, Inc. (incorporated herein by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-4, as amended, File No. 333-115490)
3.5	Articles of Incorporation of Primewood, Inc. (incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-4, as amended, File No. 333-115490)
3.6	Bylaws of Primewood, Inc. (incorporated herein by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-4, as amended, File No. 333-115490)
3.7	Certificate of Incorporation of Brentwood Acquisition Corp. (incorporated herein by reference to Exhibit 3.7 to the Company's Registration Statement on Form S-4, as amended, File No. 333-115490)
3.8	Bylaws of Brentwood Acquisition Corp. (incorporated herein by reference to Exhibit 3.8 to the Company's Registration Statement on Form S-4, as amended, File No. 333-115490)
3.9	Certificate of Incorporation of Grand Valley Acquisition, Inc. (incorporated herein by reference to Exhibit 3.9 to the Company's Amendment No. 1 to the Registration Statement on Form S-4, as amended, File No. 333-115490)

3.10	Bylaws of Grand Valley Acquisition, Inc. (incorporated herein by reference to Exhibit 3.10 to the Company's Amendment No. 1 to the Registration Statement on Form S-4, as amended, File No. 333-115490)
4.1	Indenture dated as of February 18, 2004 by and among WII Components, Inc., and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4, as amended, File No. 333-115490)
4.2	Registration Rights Agreement dated as of February 18, 2004, by and among WII Components, Inc. and the Initial Purchasers as defined therein (incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4, as amended, File No. 333-115490)
4.3	Form of WII Components, Inc. 10% Senior Note due 2012 (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4, as amended, File No. 333-115490)
4.4	Supplemental Indenture, dated as of June 25, 2004 by and among WII Components, Inc. and the Initial Purchasers as defined therein (incorporated herein by reference to Exhibit 4.7 to the Company's Amendment No. 1 to the Registration Statement on Form S-4, as amended, File No. 333-115490)
10.1	WII Holdings, Inc. 2003 Stock Option and Grant Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, as amended, File No. 333-115490)
10.2	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4, as amended, File No. 333-115490)
10.3	Employment Agreement dated April 9, 2003 between Woodcraft Industries, Inc. and John Fitzpatrick (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4, as amended, File No. 333-115490)
10.4	Employment Agreement dated April 9, 2003 between Woodcraft Industries, Inc. and Dale Herbst (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4, as amended, File No. 333-115490)
*10.5	Amended and Restated Employment Agreement dated January 1, 2003 between Woodcraft Industries, Inc. and Gary Noon
10.6	Credit Agreement, dated as of February 18, 2004, by and among WII Components, Inc. as Borrower and Antares Capital Corporation, for itself and as Agent for all Lenders, and the Financial Institutions Party thereto (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4, as amended, File No. 333-115490)
10.7	Form of Revolving Note (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4, as amended, File No. 333-115490)
10.8	Stockholders Agreement dated April 9, 2003 by and among WII Holdings, Inc. and the Stockholders as defined therein (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, as amended, File No. 333-115490)
10.9	Registration Rights Agreement dated April 9, 2003 by and among WII Holdings, Inc. and the Stockholders as defined therein (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, as amended, File No. 333-115490)
10.10	Purchase Agreement dated as of February 18, 2004, by and among WII Components Inc. and the Purchasers as defined therein (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4, as amended, File No. 333-115490)
10.11	Purchase and Exchange Agreement dated April 9, 2003 by and among WII Holdings, Inc. and The Investors and Management Stockholders as defined therein (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4, as amended, File No. 333-115490)

10.12	Agreement and Plan of Merger dated as of April 9, 2003 by and among WII Holdings, Inc., Woodcraft Acquisition Subsidiary, Inc., and Woodcraft Industries, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company's Registration Statement on Form S-4, as amended, File No. 333-115490)
*12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Company's Amendment No. 1 to the Registration Statement on Form S-4, as amended, File No. 333-115490)
*23.1	Consent of Deloitte & Touche LLP
*31.1	Certification of Vice President, Treasurer, and Secretary of WII Components, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Executive Officer of WII Components, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Vice President, Treasurer, and Secretary of WII Components, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Executive Officer of WII Components, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

        The transactions in the allowance for doubtful accounts for the year ended December 31, 2004, the nine-month period ended December 31, 2003, the three-month period ended March 31, 2003, and the year ended December 31, 2002 were as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Balance, beginning of year	237	358	996	845
Acquisition opening balance	—	—	—	41
Provision	27	(72)	(446)	131
Write-offs	(55)	(49)	(192)	(21)

Balance, end of year	209	237	358	996

Item 16. Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized, this 31st day of March 2005:

WII COMPONENTS, INC.
By:	/s/ JOHN FITZPATRICK John Fitzpatrick, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN FITZPATRICK John Fitzpatrick	Chief Executive Officer (Principal Executive Officer)	March 31, 2005
/s/ DALE B. HERBST Dale B. Herbst	Vice President, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 31, 2005
/s/ DENNIS G. SISCO Dennis G. Sisco	Director	March 31, 2005
/s/ TOM PERLMUTTER Tom Perlmutter	Director	March 31, 2005

QuickLinks

INDEX
PART 1
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to Vote of Security Holders
PART II
  Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Qualitative and Quantitative Information about Market Risk
  Item 8. Financial Statements and Supplementary Data
WII COMPONENTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2004 AND 2003 (In thousands, except share and per share amounts)
WII COMPONENTS, INC. AND SUBSIDIARIES (SUCCESSOR), AND WOODCRAFT INDUSTRIES, INC. AND SUBSIDIARIES (PREDECESSOR) CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands)
WII COMPONENTS, INC. AND SUBSIDIARIES (SUCCESSOR), AND WOODCRAFT INDUSTRIES, INC. AND SUBSIDIARIES (PREDECESSOR) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (In thousands, except share amounts)
WII COMPONENTS, INC. AND SUBSIDIARIES (SUCCESSOR), AND WOODCRAFT INDUSTRIES, INC. AND SUBSIDIARIES (PREDECESSOR) CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
WII COMPONENTS, INC. AND SUBSIDIARIES (SUCCESSOR), AND WOODCRAFT INDUSTRIES, INC. AND SUBSIDIARIES (PREDECESSOR) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004 AND 2003
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Party Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
  Item 16. Signatures