Form 10-Q
period 2005-03-31
WII Components, Inc.
filed 2005-05-16
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:

333-115490

WII COMPONENTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 73-1662631
(State of Incorporation)	(I.R.S. Employer Identification No.)

525 Lincoln Avenue SE, St. Cloud, Minnesota 56304

(Address of principal executive offices) (Zip Code)

(320) 252-1503

(Registrant’s telephone number, Including area code)

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

Yes ☐  No ☒.

As of May 9, 2005, 20,734,843 shares of voting common stock, $.01 par value per share, were outstanding and 854,261 shares of non-voting common stock, $.01 par value per share, were outstanding (all of which are privately owned and not traded on a public market).

WII COMPONENTS, INC.

FORM 10-Q

Quarter Ended March 31, 2005

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash	$259	$2
Accounts receivable, net	12,015	9,564
Inventories	17,969	16,742
Other current assets	2,446	3,381
Total current assets	32,689	29,689

Property, plant, and equipment, net	42,461	42,252
Goodwill	107,601	107,601
Customer relationship	7,150	7,347
Noncompete agreements	1,090	1,201
Other assets	6,647	6,897
TOTAL	$197,638	$194,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$910	$928
Accounts payable	6,294	5,808
Accrued payroll	4,020	3,207
Other current liabilities	5,670	9,107
Total current liabilities	16,894	19,050

Long-term debt, net of current maturities	123,000	120,000
Other noncurrent liabilities	6,573	6,720

Stockholders’ Equity:
Common stock—voting	207	207
Common stock—nonvoting	9	9
Additional paid-in capital	45,763	45,410
Retained earnings	5,192	3,591
Total stockholders’ equity	51,171	49,217
TOTAL	$197,638	$194,987

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
NET SALES	$57,808	$47,718
COST OF SALES	48,594	39,352
Gross profit	9,214	8,366

OPERATING EXPENSES:
General and administrative	2,305	2,864
Selling and marketing	784	749
Stock compensation expense	353	130
Loss on sale of assets	—	1
Total operating expenses	3,442	3,744

OPERATING INCOME	5,772	4,622

OTHER INCOME (EXPENSE):
Interest income	3	11
Interest expense	(3,196)	(2,489)
Loss on modification of debt	—	(3,454)
Other income	3	15
Total other expense	(3,190)	(5,917)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,582	(1,295)
INCOME TAX PROVISION (BENEFIT)	981	(479)
NET INCOME (LOSS)	$1,601	$(816)

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock				Additional
	Voting		Nonvoting		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
BALANCE-December 31, 2004	20,734,843	$207	854,261	$9	$45,410	$3,591	$49,217
Stock compensation expense					353		353
Net income						1,601	1,601
BALANCE-March 31, 2005	20,734,843	$207	854,261	$9	$45,763	$5,192	$51,171

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
OPERATING ACTIVITIES:
Net income (loss)	$1,601	$(816)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on modification of debt	—	3,454
Depreciation and amortization	1,856	1,586
Loss on sale of assets	—	1
Stock compensation expense	353	130

Change in operating assets and liabilities:
Accounts receivable	(2,451)	68
Inventories	(1,227)	(1,857)
Other current assets	935	(725)
Accounts payable	486	28
Accrued payroll and other current liabilities	(2,624)	(72)
Net cash (used in) provided by operating activities	(1,071)	1,797

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(1,495)	(1,648)
Proceeds from sale of assets	—	2
Change in other assets	(12)	112
Net cash used in investing activities	(1,507)	(1,534)

FINANCING ACTIVITIES:
Principal payments under long-term financing agreements	(3,165)	(77,688)
Borrowings of long-term debt	6,000	123,783
Dividend distribution	—	(21,450)
Repurchase of common stock	—	(17,550)
Debt issue costs	—	(7,423)
Termination of interest rate collar	—	52
Net cash provided by (used in) financing activities	2,835	(276)

NET INCREASE (DECREASE) IN CASH	257	(13)
CASH—Beginning of period	2	39

CASH—End of period	$259	$26

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,087	$2,776

Cash paid for income taxes—net	$82	$86
NONCASH ACTIVITY:
Conversion of subordinated convertible note and accrued interest to common stock	$—	$20,850

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. NATURE OF BUSINESS

Company Background—WII Components, Inc. (formerly WII Holdings, Inc. and referred to herein as the “Company”), a Delaware corporation, was formed to acquire 100% of the common stock of Woodcraft Industries, Inc. and its Subsidiaries in a buyout (the “Acquisition”) from the former owners. On April 9, 2003, pursuant to a sale agreement between the Company and the former owners, the Company acquired the common stock of Woodcraft Industries, Inc. for a total of approximately $145 million.  The Company has no independent assets or operations separate from its consolidated subsidiaries.

The Acquisition was accounted for using the purchase method of accounting. Accordingly, the assets acquired and the liabilities assumed by the Company were recorded at fair value as of the date of the Acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed totaling approximately $104.0 million was recorded as goodwill.

In February 2004, the Company completed an equity restructuring using the proceeds from its $120 million 10% senior notes offering (Note 5) to pay off the outstanding term loans and revolving line of credit, to pay a dividend of approximately $21.5 million, to repurchase approximately $17.5 million of the Company’s outstanding common stock, and to pay financing costs of approximately $7.4 million.

The Company acquired a cabinet door manufacturer operating under the name Grand Valley Door Co. (“Grand Valley”) on April 30, 2004 (Note 4).

Description of Business—The Company is a leading manufacturer of wood cabinet doors, hardwood components, and engineered wood products in the United States. Its products are sold principally to leading national and regional kitchen and bathroom cabinet manufacturers. Its reputation for high quality and reliable performance has enabled the Company to establish strong, long-standing relationships with its customers. Its customers, in turn, distribute products through various sales channels, including specialty kitchen and bathroom cabinetry dealers, home center retailers, and homebuilders.

Basis of Presentation—The Company prepared the accompanying unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain notes or other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, the Company suggests that these financial statements be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2004 included in its Form 10-K as filed with the Securities and Exchange Commission on March 31, 2005. The condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all the information and notes required by accounting principles generally accepted in the United States of America for complete presentation.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly, when read in conjunction with the consolidated financial statements and accompanying notes for the period ended December 31, 2004 included in our 10-K as filed with the Securities and Exchange Commission on March 31, 2005, our financial position, results of operations and cash flows for the periods presented.

Principles of Consolidation—The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. On April 9, 2003, the Company completed the acquisition of Woodcraft Industries, Inc. and its wholly owned subsidiaries, PrimeWood, Inc. (“PrimeWood”) and Brentwood Acquisition, Corp. (“Brentwood”), and on April 30, 2004 the Company completed the acquisition of Grand Valley (Note 4). All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

Inventories—Inventories consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$10,111	$9,995
Work in process	5,428	4,796
Finished goods	3,632	2,901
LIFO adjustment	(1,202)	(950)
	$17,969	$16,742

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market. The remainder of the inventory is valued under the first-in, first-out method (“FIFO”). As of March 31, 2005 and December 31, 2004, inventory on the LIFO method represented 55% and 60%, respectively, of consolidated inventories.

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

Customer Relationship—Customer Relationship relates to an intangible asset recorded through the purchase price allocation of the Grand Valley acquisition (Note 4) for a relationship with a significant customer. The $7.9 million intangible asset is being amortized over the estimated life of 10 years. Amortization for the three-month period ended March 31, 2005 was $197,000.  As of March 31, 2005, the net Customer Relationship intangible asset was $7.2 million.  Expected amortization is as follows for the years ending December 31 (in thousands):

2005	$787
2006	787
2007	787
2008	787
2009	787
2010-2014	3,412

Noncompete Agreement—Noncompete agreements primarily relate to agreements with the former owners of Brentwood and Grand Valley. Noncompete rights are being amortized over the applicable terms of the agreements (5 years and 7 years, respectively), and are expected to be fully amortized by July 2007 and April 2011, respectively. Amortization for the three-month period ended March 31, 2005 was $111,000.  As of March 31, 2005 the net noncompete agreement intangible asset was $1.1 million.  Expected amortization is as follows for the years ending December 31 (in thousands):

2005	$444
2006	444
2007	265
2008	14
2009	14
2010-2011	19

Stock Options—In April 2003, the 2003 Stock Option and Grant Plan (“2003 Plan”) was approved by the stockholders of the Company. The 2003 Plan allows the granting of both incentive stock options and nonqualified stock options. Under the terms of the 2003 Plan, a maximum of 2,500,000 shares of stock, subject to adjustment, were made available for awards to officers, employees, directors, consultants, and other key persons of the Company. Awards may include, but are not limited to, stock options, restricted stock, unrestricted stock awards, and substitute performance awards.

In May 2003, 1,617,000 options were granted with terms of 10 years from the date of grant, and at an exercise price of $3.00 per share under the 2003 Plan.  Issued options vest in equal annual installments over four years.  The fair value of options granted during the nine months ended December 31, 2003 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate of 3.0%, an expected life of six years, and no volatility.  During 2004, 100,000 options were cancelled.  As a part of the February 2004 equity restructuring (Note 5), the Company repriced the outstanding stock options. The Company has adopted variable plan accounting for these options from the date of the repricing.  The Company recorded $353,000 and $130,000 of noncash compensation expense during the three month periods ended March 31, 2005 and March 31, 2004, respectively.  As of December 31, 2004, the 1,517,000 options have an exercise price of $1.78 per share and a weighted average remaining contractual life of eight and one-half years.

In 2004, the Company granted in April and November 489,000 and 50,000 options, respectively under the 2003 Plan. The fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate in April and November of 3.9% and 4.2%, respectively, an expected life of six years, and no volatility.

The Company accounts for the options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized as of the original grant date. Had compensation cost for the options been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) would have been the following pro forma amounts for the indicated periods (in thousands):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net income (loss)
As reported	$1,601	$(816)
Pro forma	1,571	(841)

New Accounting Pronouncements—In December 2004, the FASB revised SFAS No. 123 and issued SFAS No. 123(R).  This Statement supersedes APB No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123(R) requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value.  In April 2005, the SEC delayed the effective date of SFAS No. 123(R) to fiscal years beginning after June 15, 2005.  As a result, the Company is required to adopt SFAS No. 123(R) as of January 1, 2006.  As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled.  Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered.  The Company may also elect to restate prior periods by applying a modified retrospective method to periods prior to the effective date.  The Company is in the process of determining which method of adoption it will elect (see “Stock Options” above for SFAS No. 123 required disclosures).

3. GOODWILL

Effective January 1, 2002, the Company adopted and began accounting for goodwill in accordance with SFAS No. 142 which states that companies are no longer required to amortize goodwill but instead must evaluate goodwill for impairment annually, if not more frequently. The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year. Previously, goodwill was amortized over its estimated useful life. Based on the impairment tests performed on December 31, 2004, the Company’s fair value exceeds the carrying value, resulting in no goodwill impairment.

The were no changes in the carrying amount of goodwill between December 31, 2004 and March 31, 2005.

4. ACQUISITIONS

On April 30, 2004, the Company acquired a cabinet door manufacturer operating under the name of Grand Valley Door Co. The acquisition was accomplished through the acquisition of substantially all of the assets of Ohio Door Company and certain land and improvements from Grand Valley Investment LLC. The Company paid a cash purchase price at closing of $16 million and, if the business acquired achieves certain sales and profit margin targets, an additional $1 million will be payable prior to June 30, 2006. Approximately half of the purchase price was funded with borrowings under the senior secured revolving credit facility and the remainder was funded from the proceeds of an equity contribution from existing stockholders. The acquired company is a 100% owned subsidiary of the Company and, on June 25, 2004, agreed to fully and unconditionally guarantee the senior notes on a joint and several basis with the Company’s existing subsidiary guarantors.

The Acquisition of Grand Valley was accounted for using the purchase method of accounting. Accordingly, the assets acquired and the liabilities assumed by the Company were recorded at fair value as of the date of the Acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed totaling $3.8 million was recorded as goodwill. Based upon the Company’s final purchase price allocation, $7.9 million of the purchase price was recorded as another intangible asset, Customer Relationship (Note 2). The pro forma effects of this transaction are not material to the Company’s results of operations. The components of the purchase price allocation are as follows (in thousands):

Current assets	$386
Property, plant, and equipment	4,491
Other assets	125
Goodwill	3,770
Customer Relationship	7,872
Noncompete agreement	100
Assets acquired	16,744
Liabilities assumed	807
Net assets acquired	$15,937

5. FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Senior notes (10%) due 2012	$120,000	$120,000
Revolver (6.31% and 5.37% at March 31, 2005 and December 31, 2004, respectively)	3,000	—
Total debt	123,000	120,000
Less current maturities	—	—
	$123,000	$120,000

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

The Company’s existing senior secured revolving credit facility and the indenture for the notes imposes certain restrictions on it, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.  The Company must comply with certain financial covenants under the credit facility including maintenance of a minimum fixed charge coverage ratio, a maximum total leverage ratio and an EBITDA minimum.  As of December 31, 2004, the Company was in compliance with these covenants.  Indebtedness under its existing senior secured revolving credit facility is secured by substantially all of its assets, including real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

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

6. RELATED-PARTY TRANSACTIONS

The Company has a management services agreement with an affiliate of the primary investor whereby the Company pays a transaction fee to the affiliate for services provided for each financing, refinancing, acquisition, or similar nonrecurring transaction. The Company paid $1.7 million to this affiliate for services related to the Acquisition which is recorded as goodwill and $1.2 million for financing services which was recorded in other assets as deferred financing costs.  The deferred financing costs were subsequently written off in conjunction with the February 2004 financing transaction as discussed in Note 1. In addition, the Company paid $2.4 million to this affiliate related to the February 2004 financing transaction, which is recorded in other assets as deferred financing costs. The Company paid $320,000 to this affiliate for services related to the acquisition of Grand Valley, $224,000 of which is recorded as goodwill and $96,000 of which is recorded in other assets as financing costs.

The Company entered into a noncompete agreement on April 30, 2004 with the former owners of Grand Valley (Notes 2 and 4).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “continue,” “plans,” “intends,” “likely” or other similar expressions are forward-looking statements. We caution you that forward-looking statements involve unknown risks, uncertainties and other factors that may cause our actual results and performance to differ materially from any future results or performance expressed or implied by these forward-looking statements.

Without limiting the generality of the preceding statement, all statements in this report providing estimates and projections concerning or relating to the following matters are forward-looking statements:

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

•                  the highly competitive nature of our industry; and

•                  increases in the cost of labor.

Overview

We are one of the leading manufacturers of hardwood cabinet doors and components and engineered wood products in the United States. Our products include (1) hardwood cabinet door components, face frames and drawer fronts, (2) fully assembled hardwood cabinet doors, (3) rigid thermofoil, or RTF, cabinet doors and components, (4) veneer raised panels, or VRPs, and (5) a variety of laminated and profile-wrapped components. We generate approximately 93% of our sales from the kitchen and bath cabinet manufacturing industry. Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders. We conduct all of our operations through our Woodcraft, PrimeWood, Grand Valley and Brentwood subsidiaries and we operate eight facilities located in Minnesota, North Dakota, Oregon, Ohio, West Virginia and Kentucky that allow us to distribute our products nationwide.

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

WII Components, Inc. (formerly known as WII Holdings, Inc.), a Delaware corporation, which we refer to as the Company, was formed to acquire Woodcraft Industries, Inc. and its subsidiaries, through a stock purchase on April 9, 2003, which we refer to as the Acquisition. For accounting purposes, the Acquisition was recorded with an effective date of April 1, 2003. The Acquisition was accounted for using the purchase method of accounting. Accordingly, the assets acquired and the liabilities assumed by the Company were recorded at fair value as of April 1, 2003 and included $104.0 million for goodwill.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

The following table outlines, for the three months ended March 31, 2005 and for the three months ended March 31, 2004, selected operating data derived from our consolidated statements of operations and presents this information as a percentage of net sales:

	WII Components, Inc.
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(dollars in thousands)
Net sales	$57,808	$47,718
% of net sales	100.0%	100.0%
Cost of sales	48,594	39,352
% of net sales	84.1%	82.5%

Gross profit	9,214	8,366
% of net sales	15.9%	17.5%
Operating expenses	3,442	3,744
% of net sales	5.9%	7.8%

Operating income	5,772	4,622
% of net sales	10.0%	9.7%
Other expenses (income):
Interest expense	3,196	2,489
% of net sales	5.5%	5.2%
Other loss (income), net	(6)	3,428
% of net sales	-0.0%	7.2%
Income tax provision (benefit)	981	(479)
% of net sales	1.7%	-1.0%

Net income (loss)	1,601	(816)
% of net sales	2.8%	-1.7%

Net sales.  Net sales increased $10.1 million, or 21.2%, from $47.7 million for the three months ended March 31, 2004 to $57.8 million for the three months ended March 31, 2005.  Sales in our hardwood product line increased $8.4 million attributable to a combination of (i) increases in volume due to overall industry growth and market share gain, and (ii) upward price adjustments made in response to increases in raw material costs. The remaining $1.7 million increase in sales relates to our engineered wood products line and is attributable to increases in volume due to overall industry growth and market share gain.

Cost of sales.  Cost of sales increased $9.3 million, or 23.7%, from $39.3 million for the three months ended March 31, 2004 to $48.6 million for the three months ended March 31, 2005. This increase in cost of sales is attributable to (i) increased material, labor and overhead costs related to volume growth, (ii) inflation, primarily in respect to hardwood raw material costs, and (iii) higher quality and scrap costs due to the rollout of a new door program. These costs were offset in part by the spreading of our fixed costs over a larger sales base and higher operating efficiencies.

Gross profit.  Gross profit increased $0.8 million, or 9.5%, from $8.4 million for the three months ended March 31, 2004 to $9.2 million for the same period in 2005 as a result of the factors described above. As a percentage of net sales, our gross profit decreased 170 basis points from 17.6% for the three months ended March 31, 2004 to 15.9% for the same period in 2005. This decrease reflects (i) increases in our raw material costs compared to the same period in 2004 and (ii) higher quality and scrap costs due to the rollout of a new door program; offset in part by the spreading of our fixed costs over a larger sales base and improved operating efficiencies.

Operating expenses.  Operating expenses decreased $0.3 million, or 8.1%, from $3.7 million for the three months ended March 31, 2004 to $3.4 million for the same period in 2005. The decrease consists of (i) $0.8 million of additional incentive compensation paid to certain key employees in February 2004 in recognition of our improved financial performance and the successful completion of the offering of the senior notes, and (ii) $0.2 million of consulting and noncompete expense in 2004 for the previous owner of a subsidiary of Woodcraft Industries, Inc.  This decrease was offset partially by (i) $0.2 million for additional stock compensation expense in 2005, and (ii) $0.5 million due to the inclusion of three full months of operations of Grand Valley in 2005, which includes $0.2 million of amortization for a Customer Relationship intangible asset.

Operating income.  Operating income increased by $1.2 million, or 26.1%, from $4.6 million for the three months ended March 31, 2004 to $5.8 million for the three months ended March 31, 2005 as a result of the net effect of the factors described above.

Interest expense.  Interest expense increased $0.7 million, or 28.0%, from $2.5 million for the three months ended March 31, 2004 to $3.2 million for the three months ended March 31, 2005. This increase relates to the increase in debt and the higher interest rate in connection with the issuance of the $120.0 million senior notes in February 2004.

Other expense (income).  Other income increased from $3.4 million of other loss for the three months ended March 31, 2004 to $6,000 of other income for the three months ended March 31, 2005.  This increase relates to the $3.4 million write-off of financing fees related to the senior credit facility from April 2003, which was subsequently paid-off in February 2004.

Income tax provision (benefit).  Income tax expense increased $1.5 million, or 300.0% from an income tax benefit of $0.5 million for the three months ended March 31, 2004 to an income tax expense of $1.0 million for the three months ended March 31, 2005 as a result of higher earnings. The effective tax rate increased 100 basis points from 37.0% in 2004 to 38.0% in 2005 due to permanent differences.

Net income (loss).  Net income increased $2.4 million, or 300.0%, from a net loss of $0.8 million for the three months ended March 31, 2004 to a net income of $1.6 million for the three months ended March 31, 2005 as a result of the factors described above.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally generated cash flow and funds borrowed under and existing senior secured credit facilities.

Refinancing. On February 18, 2004, we issued $120 million of 10% senior notes due in 2012, and paid the entire outstanding balance of our old senior secured credit facility and terminated the related credit agreement. Under that credit facility, we had three outstanding term loans and a $15.0 million revolving credit facility. Our existing credit facility provides for revolving credit of up to $25.0 million subject to a borrowing base and outstanding principal bears interest at a fluctuating rate equal to, at our option, either the base rate plus 2 1/4% per annum or LIBOR plus 3 1/2% per annum for the first twelve months the facility is in place and thereafter either the base rate plus 2% per annum or LIBOR plus 3 1/4% per annum when the ratio of total debt to trailing twelve month EBITDA is less than 4.0 to 1.0. As of December 31, 2004 we had nothing outstanding under our credit facility and as of March 31, 2005 we had $3.0 million outstanding under our credit facility. We must comply with certain financial covenants under our credit facility including maintenance of a minimum fixed charge coverage ratio, a maximum total leverage ratio and an EBITDA minimum. As of March 31, 2005 we were in compliance with these covenants.  As of December 31, 2004 we had $3.1 million of capital lease obligations, of which $0.9 million was current and as of March 31, 2005 we had $3.0 million of capital lease obligations, of which $0.9 million was current.

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

Cash flow from operating activities.  As of December 31, 2004, we had $2,000 of cash and cash equivalents available for working capital purposes. As of March 31, 2005, we had approximately $259,000 of cash and cash equivalents available for working capital purposes.  Cash used by operating activities for the three months ended March 31, 2005 was $1.1 million compared to cash provided by operating activities for the three months ended March 31, 2005 of $1.8 million.  The decrease is primarily driven by the semiannual interest payment paid in February 2005 on the 10% senior notes.

Cash flow from investing activities.  Net cash used in investing activities was $1.5 million for both the three months ended March 31, 2005 and the three months ended March 31, 2004. Capital expenditures were $1.5 million for the three months ended March 31, 2005 compared to $1.6 million for the same period in 2004.

Cash flow from financing activities.  Net cash provided by financing activities for the three months ended March 31, 2005 totaled $2.8 million due additional borrowings under the revolving credit facility.  These additional borrowings were needed to support an increase in working capital driven by (i) higher inventories and accounts receivable due to sales growth, and (ii) the semiannual interest payment paid in February related to the 10% senior notes.  Net cash used by financing activities in the three month period ended March 31, 2004 totaled $0.3 million.

Dividends.  We are limited by our current debt covenants regarding the payment of dividends. On February 24, 2004, we used $39.0 million of the net proceeds from the offering of the old notes to make payments to our stockholders through a combination of dividends and redemptions of common stock.

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

New Accounting Standards

See Note 2 of the Consolidated Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

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

Interest rate risk.  We are exposed to market risk relating to changes in interest rates in respect of a portion of our long-term debt and a portion of our capital leases. As of March 31, 2005, we had $3.0 million outstanding under our senior secured revolving credit facility, all of which will bear interest at variable rates. In addition, as of that date, we had approximately $1.7 million of capital leases that bear interest at variable rates. We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

Item 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2005, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)           Changes in internal controls.

None.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1                           Certification of Vice President, Treasurer and Secretary of WII Components, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of Chief Executive Officer of WII Components, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*                    Certification of Vice President, Treasurer and Secretary of WII Components, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

WII COMPONENTS, INC.

Dated: May 16, 2005	By:
/s/ John Fitzpatrick
John Fitzpatrick
Chief Executive Officer
(Principal Executive Officer)
Dated: May 16, 2005
/s/ Dale B. Herbst
Dale B. Herbst
Vice President, Treasurer and Secretary
(Principal Financial and Accounting Officer)