Form 10-Q
period 2005-06-30
WII Components, Inc.
filed 2005-08-15
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Yes ☐  No ☒.

As of July 15, 2005, 20,734,843 shares of voting common stock, $.01 par value per share, were outstanding and 854,261 shares of non-voting common stock, $.01 par value per share, were outstanding (all of which are privately owned and not traded on a public market).

WII COMPONENTS, INC.

FORM 10-Q

Quarter Ended June 30, 2005

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash	$2	$2
Accounts receivable, net	14,691	9,564
Inventories	18,563	16,742
Other current assets	2,495	3,381
Total current assets	35,751	29,689

Property, plant, and equipment, net	43,974	42,252
Goodwill	107,601	107,601
Customer relationship	6,954	7,347
Noncompete agreements	979	1,201
Other assets	6,428	6,897
TOTAL	$201,687	$194,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$943	$928
Accounts payable	6,739	5,808
Accrued payroll	3,975	3,207
Other current liabilities	9,419	9,107
Total current liabilities	21,076	19,050

Long-term debt, net of current maturities	120,000	120,000
Other noncurrent liabilities	6,375	6,720

Stockholders’ Equity:
Common stock—voting	207	207
Common stock—nonvoting	9	9
Additional paid-in capital	46,445	45,410
Retained earnings	7,575	3,591
Total stockholders’ equity	54,236	49,217
TOTAL	$201,687	$194,987

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
NET SALES	$66,306	$51,217
COST OF SALES	55,157	42,377
Gross profit	11,149	8,840

OPERATING EXPENSES:
General and administrative	2,467	1,950
Selling and marketing	832	749
Stock compensation expense	682	261
Loss on sale of assets	19	—
Total operating expenses	4,000	2,960

OPERATING INCOME	7,149	5,880

OTHER INCOME (EXPENSE):
Interest income	4	8
Interest expense	(3,364)	(3,429)
Other income	3	—
Total other expense	(3,357)	(3,421)

INCOME BEFORE PROVISION FOR INCOME TAXES	3,792	2,459
INCOME TAX PROVISION	1,409	901
NET INCOME	$2,383	$1,558

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
NET SALES	$124,114	$98,936
COST OF SALES	103,751	81,729
Gross profit	20,363	17,207

OPERATING EXPENSES:
General and administrative	4,772	4,814
Selling and marketing	1,616	1,499
Stock compensation expense	1,035	391
Loss on sale of assets	19	1
Total operating expenses	7,442	6,705

OPERATING INCOME	12,921	10,502

OTHER INCOME (EXPENSE):
Interest income	7	20
Interest expense	(6,560)	(5,918)
Loss on modification of debt	—	(3,454)
Other income	6	14
Total other expense	(6,547)	(9,338)

INCOME BEFORE PROVISION FOR INCOME TAXES	6,374	1,164
INCOME TAX PROVISION	2,390	422
NET INCOME	$3,984	$742

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock				Additional
	Voting		Nonvoting		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
BALANCE-December 31, 2004	20,734,843	$207	854,261	$9	$45,410	$3,591	$49,217
Stock compensation expense					1,035		1,035
Net income						3,984	3,984
BALANCE-June 30, 2005	20,734,843	$207	854,261	$9	$46,445	$7,575	$54,236

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
OPERATING ACTIVITIES:
Net income	$3,984	$742

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on modification of debt	—	3,454
Depreciation and amortization	3,685	3,222
Loss on sale of assets	19	1
Stock compensation expense	1,035	391

Change in operating assets and liabilities:
Accounts receivable	(4,977)	(1,376)
Inventories	(1,820)	(1,105)
Other current assets	886	309
Accounts payable	931	(1,096)
Accrued payroll and other current liabilities	1,080	2,449
Net cash provided by operating activities	4,823	6,991

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,478)	(2,489)
Proceeds from sale of assets	40	2
Change in other assets	(55)	(45)
Grand Valley acquisition	—	(15,937)
Net cash used in investing activities	(4,493)	(18,469)

FINANCING ACTIVITIES:
Principal payments under long-term financing agreements	(7,330)	(81,759)
Borrowings of long-term debt	7,000	131,283
Dividend distribution	—	(21,450)
Repurchase of common stock	—	(17,550)
Issuance of common stock	—	8,250
Debt issue costs	—	(7,385)
Termination of interest rate collar	—	52
Net cash provided by (used in) financing activities	(330)	11,441

NET INCREASE (DECREASE) IN CASH	0	(37)
CASH—Beginning of period	2	39

CASH—End of period	$2	$2

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,189	$2,928

Cash paid for income taxes—net	$694	$86
NONCASH ACTIVITY:
Conversion of subordinated convertible note and accrued interest to common stock	$—	$20,850
Note receivable received in connection with the sale of property, plant and equipment	$150	$—

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

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly, when read in conjunction with the consolidated financial statements and accompanying notes for the period ended December 31, 2004 included in our Form 10-K as filed with the Securities and Exchange Commission on March 31, 2005, our financial position, results of operations and cash flows for the periods presented.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Inventories—Inventories consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$11,127	$9,995
Work in process	5,556	4,796
Finished goods	2,788	2,901
LIFO adjustment	(908)	(950)
	$18,563	$16,742

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market. The remainder of the inventory is valued under the first-in, first-out method (“FIFO”). As of June 30, 2005 and December 31, 2004, inventory on the LIFO method represented 57% and 60%, respectively, of consolidated inventories.

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

Customer Relationship—Customer Relationship relates to an intangible asset recorded through the purchase price allocation of the Grand Valley acquisition (Note 4) for a relationship with a significant customer. The $7.9 million intangible asset is being amortized over the estimated life of 10 years. Amortization for the six-month period ended June 30, 2005 was $394,000.  As of June 30, 2005, the net Customer Relationship intangible asset was $7.0 million.  Expected amortization is as follows for the years ending December 31 (in thousands):

2005	$787
2006	787
2007	787
2008	787
2009	787
2010-2014	3,412

Noncompete Agreement—Noncompete agreements primarily relate to agreements with the former owners of Brentwood and Grand Valley. Noncompete rights are being amortized over the applicable terms of the agreements (5 years and 7 years, respectively), and are expected to be fully amortized by July 2007 and April 2011, respectively. Amortization for the six-month period ended June 30, 2005 was $222,000.  As of June 30, 2005 the net noncompete agreement intangible asset was $1.0 million.  Expected amortization is as follows for the years ending December 31 (in thousands):

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

In May 2003, 1,617,000 options were granted with terms of 10 years from the date of grant, and at an exercise price of $3.00 per share under the 2003 Plan.  Issued options vest in equal annual installments over four years.  The fair value of options granted during the nine months ended December 31, 2003 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate of 3.0%, an expected life of six years, and no volatility.  During 2004, 100,000 options were cancelled.  As a part of the February 2004 equity restructuring (Note 5), the Company repriced the outstanding stock options. The Company has adopted variable plan accounting for these options from the date of the repricing.  The Company recorded $1,035,000 and $391,000 of noncash compensation expense for these repriced options during the six month periods ended June 30, 2005 and June 30, 2004, respectively.  As of December 31, 2004, the 1,517,000 options had an exercise price of $1.78 per share and a weighted average remaining contractual life of eight and one-half years.

In April and November 2004, the Company granted 489,000 and 50,000 options, respectively, under the 2003 Plan. The fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate in April and November of 3.9% and 4.2%, respectively, an expected life of six years, and no volatility.

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

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Three Months Ended June 30, 2004
Net income
As reported	$3,984	$2,383	$742	$1,558
Pro forma	3,930	2,356	699	1,540

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

There were no changes in the carrying amount of goodwill between December 31, 2004 and June 30, 2005.

4. ACQUISITIONS

On April 30, 2004, the Company acquired a cabinet door manufacturer operating under the name of Grand Valley Door Co. The acquisition was accomplished through the acquisition of substantially all of the assets of Ohio Door Company and certain land and improvements from Grand Valley Investment LLC. The Company paid a cash purchase price at closing of $16 million and, if the business acquired achieves certain sales and profit margin targets, an additional $1.0 million will be payable prior to June 30, 2006. Approximately half of the purchase price was funded with borrowings under the senior secured revolving credit facility and the remainder was funded from the proceeds of an equity contribution from existing stockholders. The acquired company is a 100% owned subsidiary of the Company and, on June 25, 2004, agreed to fully and unconditionally guarantee the senior notes on a joint and several basis with the Company’s existing subsidiary guarantors.

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

Current assets	$386
Property, plant, and equipment	4,491
Other assets	125
Goodwill	3,770
Customer Relationship	7,872
Noncompete agreement	100
Assets acquired	16,744
Liabilities assumed	807
Net assets acquired	$15,937

5. FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	June 30, 2005	December 31, 2004
Senior notes (10%) due 2012	$120,000	$120,000
Revolver (6.99% and 5.37% at June 30, 2005 and December 31, 2004, respectively)	—	—
Total debt	120,000	120,000
Less current maturities	—	—
	$120,000	$120,000

Capital Leases—The Company has outstanding capital leases relating to manufacturing equipment.  As of June 30, 2005 the Company had $2.8 million of capital lease obligations, of which $0.9 million was current and as of December 31, 2004 the Company had $3.1 million of capital lease obligations, of which $0.9 million was current.

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

The Company’s existing senior secured revolving credit facility and the indenture for the notes imposes certain restrictions on it, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.  The Company must comply with certain financial covenants under the credit facility including maintenance of a minimum fixed charge coverage ratio, a maximum total leverage ratio and an EBITDA minimum.  As of December 31, 2004 and June 30, 2005, the Company was in compliance with these covenants.  Indebtedness under its existing senior secured revolving credit facility is secured by substantially all of its assets, including real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

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

6. RELATED-PARTY TRANSACTIONS

The Company has a management services agreement with an affiliate of the primary investor whereby the Company pays a transaction fee to the affiliate for services provided for each financing, refinancing, acquisition, or similar nonrecurring transaction. The Company paid $1.7 million to this affiliate for services related to the Acquisition which is recorded as goodwill, and $1.2 million for financing services which was recorded in other assets as deferred financing costs.  The deferred financing costs were subsequently written off in conjunction with the February 2004 financing transaction as discussed in Note 1. In addition, the Company paid $2.4 million to this affiliate related to the February 2004 financing transaction, which is recorded in other assets as deferred financing costs. The Company paid $320,000 to this affiliate for services related to the acquisition of Grand Valley, $224,000 of which is recorded as goodwill and $96,000 of which is recorded in other assets as financing costs.

The Company entered into a noncompete agreement on April 30, 2004 with the former owners of Grand Valley (Notes 2 and 4).

7. SUBSEQUENT EVENT

On July 28, 2005, Woodcraft Industries, Inc., a wholly-owned subsidiary of the issuer, acquired substantially all of the assets of Dimension Moldings, Inc. (DMI), an Ohio corporation in the business of manufacturing hardwood component moldings.  The financial terms of the deal included a purchase price of approximately $8.8 million at closing, and up to an aggregate of $7.0 million to be paid if certain earnings targets are met at the end of each calendar year from 2005 to 2010.  Management believes that the acquisition of DMI could lead to an expanded relationship with the Kraftmaid division of Masco Corporation, one of the Company’s most significant customers.  The acquisition of the assets of DMI and associated fees and expenses were funded one-half by the sale of shares of the Company’s voting common stock to existing stockholders, and the remainder with operating cash and a draw down on the Company’s senior secured credit facility.  The Company intends to fund any earn-out payments due to the seller equally through raising additional equity, and with funds from its senior secured credit facility.  The acquisition will be accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed will be recorded at fair value as of the date of acquisition, with the excess purchase price recorded as goodwill. The Company has not yet completed the preliminary purchase price allocation associated with the acquisition.

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

Without limiting the generality of the preceding statement, all statements in this report providing estimates and projections concerning or relating to the following matters are forward-looking statements:

•      financial results and conditions;

•      margins, costs and expenditures;

•      cash flows and growth rates;

•      demand for our products;

•      industry trends;

•      new product and customer initiatives and future relationships;

•      our current plans for capital expenditures;

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

•      our ability to integrate acquired businesses;

•      our need for additional manufacturing capacity;

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

•      the highly competitive nature of our industry; and

•      increases in the cost of labor.

Overview

We are one of the leading manufacturers of hardwood cabinet doors and components and engineered wood products in the United States. Our products include (1) hardwood cabinet door components, face frames and drawer fronts, (2) fully assembled hardwood cabinet doors, (3) rigid thermofoil, or RTF, cabinet doors and components, (4) veneer raised panels, or VRPs, and (5) a variety of laminated and profile-wrapped components. We generate approximately 93% of our sales from the kitchen and bath cabinet manufacturing industry. Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders. We conduct all of our operations through our Woodcraft, PrimeWood, Grand Valley and Brentwood subsidiaries and we operate ten facilities located in Minnesota, North Dakota, Oregon, Ohio, West Virginia, Kansas, and Kentucky that allow us to distribute our products nationwide.

We consummated four strategic acquisitions that have substantially enhanced our market position, product breadth and geographic reach. In June 1998, we acquired our PrimeWood subsidiary, or PrimeWood, a manufacturer of RTF, VRP and profile-wrapped engineered wood products based in North Dakota. In July 2002, we acquired our Brentwood subsidiary, or Brentwood, a manufacturer of solid wood and RTF cabinet doors located in Oregon. In April 2004, we acquired our Grand Valley subsidiary, or Grand Valley, a manufacturer of cabinet doors located in Ohio.  In July 2005, we acquired substantially all of the assets of Dimension Moldings, Inc. (DMI), an Ohio corporation in the business of manufacturing hardwood component moldings.  Management believes that the acquisition of DMI could lead to an expanded relationship with the Kraftmaid division of Masco Corporation, one of the Company’s most significant customers.

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

Results of Operations

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

The following table outlines, for the three months ended June 30, 2005 and for the three months ended June 30, 2004, selected operating data derived from our consolidated statements of operations and presents this information as a percentage of net sales:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
	(dollars in thousands)
Net sales	$66,306	$51,217
% of net sales	100.0%	100.0%
Cost of sales	55,157	42,377
% of net sales	83.2%	82.7%

Gross profit	11,149	8,840
% of net sales	16.8%	17.3%
Operating expenses	4,000	2,960
% of net sales	6.0%	5.8%

Operating income	7,149	5,880
% of net sales	10.8%	11.5%
Other expenses (income):
Interest expense	3,364	3,429
% of net sales	5.1%	6.7%
Other income, net	(7)	(8)
% of net sales	0.0%	0.0%
Income tax provision	1,409	901
% of net sales	2.1%	1.8%

Net income	2,383	1,558
% of net sales	3.6%	3.0%

Net sales.  Net sales increased $15.1 million, or 29.5%, from $51.2 million for the three months ended June 30, 2004 to $66.3 million for the three months ended June 30, 2005.  Sales in our hardwood product line increased $13.6 million attributable to a combination of (i) increases in volume due to overall industry growth and market share gain, (ii) increases in volume due to the acquisition of Grand Valley in April 2004, and (iii) upward price adjustments made in response to increases in raw material costs. The remaining $1.5 million increase in sales relates to our engineered wood products line and is attributable to increases in volume due to overall industry growth and market share gain.

Cost of sales.  Cost of sales increased $12.7 million, or 30.0%, from $42.4 million for the three months ended June 30, 2004 to $55.1 million for the three months ended June 30, 2005. This increase in cost of sales is attributable to (i) increased material, labor and overhead costs related to volume growth, (ii) inflation, primarily in respect to hardwood raw material costs, and (iii) higher material and labor costs due to operational inefficiencies at our Grand Valley operating facility. These costs were offset in part by the spreading of our fixed costs over a larger sales base and higher operating efficiencies at our other facilities.

Gross profit.  Gross profit increased $2.4 million, or 27.3%, from $8.8 million for the three months ended June 30, 2004 to $11.2 million for the same period in 2005 as a result of the factors described above. As a percentage of net sales, our gross profit decreased 50 basis points from 17.3% for the three months ended June 30, 2004 to 16.8% for the same period in 2005. This decrease reflects higher material and labor costs due to operational inefficiencies at our Grand Valley operating facility, offset in part by the spreading of our fixed costs over a larger sales base and improved operating efficiencies at our other facilities.

Operating expenses.  Operating expenses increased $1.0 million, or 33.3%, from $3.0 million for the three months ended June 30, 2004 to $4.0 million for the same period in 2005. The increase consists of (i) $0.4 million for additional stock compensation expense in 2005, (ii) $0.4 million due to the inclusion of three full months of operations of Grand Valley in 2005, which includes $0.2 million of amortization for a Customer Relationship intangible asset, and (iii) $0.1 million of higher professional fees.  The increase is partially offset by a decrease of $0.1 million of consulting and noncompete expense in 2004 for the previous owner of a subsidiary of Woodcraft Industries, Inc.

Operating income.  Operating income increased by $1.4 million, or 24.1%, from $5.8 million for the three months ended June 30, 2004 to $7.2 million for the three months ended June 30, 2005 as a result of the net effect of the factors described above.

Interest expense.  Interest expense remained consistent at $3.4 million for the three months ended June 30, 2004 and June 30, 2005.

Other income.  Other income decreased from $8,000 of other income for the three months ended June 30, 2004 to $7,000 for the three months ended June 30, 2005.

Income tax provision.  Income tax expense increased $0.5 million, or 55.6% from $0.9 million for the three months ended June 30, 2004 to $1.4 million for the three months ended June 30, 2005 as a result of higher earnings. The effective tax rate increased 60 basis points from 36.6% in 2004 to 37.2% in 2005 due to permanent differences.

Net income.  Net income increased $0.9 million, or 60.0%, from $1.5 million for the three months ended June 30, 2004 to $2.4 million for the three months ended June 30, 2005 as a result of the factors described above.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

The following table outlines, for the six months ended June 30, 2005 and for the six months ended June 30, 2004, selected operating data derived from our consolidated statements of operations and presents this information as a percentage of net sales:

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
	(dollars in thousands)
Net sales	$124,114	$98,936
% of net sales	100.0%	100.0%
Cost of sales	103,751	81,729
% of net sales	83.6%	82.6%

Gross profit	20,363	17,207
% of net sales	16.4%	17.4%
Operating expenses	7,442	6,705
% of net sales	6.0%	6.8%

Operating income	12,921	10,502
% of net sales	10.4%	10.6%
Other expenses (income):
Interest expense	6,560	5,918
% of net sales	5.3%	6.0%
Other loss (income), net	(13)	3,420
% of net sales	0.0%	3.5%
Income tax provision	2,390	422
% of net sales	1.9%	0.4%

Net income	3,984	742
% of net sales	3.2%	0.7%

Net sales.  Net sales increased $25.2 million, or 25.5%, from $98.9 million for the six months ended June 30, 2004 to $124.1 million for the six months ended June 30, 2005.  Sales in our hardwood product line increased $22.0 million attributable to a combination of (i) increases in volume due to overall industry growth and market share gain, (ii) increases in volume due to the acquisition of Grand Valley in April 2004, and (iii) upward price adjustments made in response to increases in raw material costs. The remaining $3.2 million increase in sales relates to our engineered wood products line and is attributable to increases in volume due to overall industry growth and market share gain.

Cost of sales.  Cost of sales increased $22.0 million, or 26.9%, from $81.7 million for the six months ended June 30, 2004 to $103.7 million for the six months ended June 30, 2005. This increase in cost of sales is attributable to (i) increased material, labor and overhead costs related to volume growth, (ii) inflation, primarily in respect to hardwood raw material costs, (iii) higher quality and scrap costs due to the rollout of a new door program, and (iv) higher material and labor costs due to operatonal inefficiencies at our Grand Valley operating facility. These costs were offset in part by the spreading of our fixed costs over a larger sales base and higher operating efficiencies at our other facilities.

Gross profit.  Gross profit increased $3.2 million, or 18.6%, from $17.2 million for the six months ended June 30, 2004 to $20.4 million for the same period in 2005 as a result of the factors described above. As a percentage of net sales, our gross profit decreased 100 basis points from 17.4% for the six months ended June 30, 2004 to 16.4% for the same period in 2005. This decrease reflects (i) increases in our raw material costs compared to the same period in 2004, (ii) higher quality and scrap costs due to the rollout of a new door program, and (iii) higher material and labor costs due to operational inefficiencies at our Grand Valley operating facility; offset in part by the spreading of our fixed costs over a larger sales base and improved operating efficiencies at our other facilities.

Operating expenses.  Operating expenses increased $0.7 million, or 10.4%, from $6.7 million for the six months ended June 30, 2004 to $7.4 million for the same period in 2005. The increase consists of (i) $0.6 million for additional stock compensation expense in 2005, (ii) $0.9 million due to the inclusion of six full months of operations of Grand Valley in 2005, which includes $0.4 million of amortization for a Customer Relationship intangible asset, and (iii) $0.1 million for additional professional fees.  This increase is partially offset by (i) $0.8 million of additional incentive compensation paid to certain key employees in February 2004 in recognition of our improved financial performance and the successful completion of the offering of the senior notes, and (ii) $0.4 million of consulting and noncompete expense in 2004 for the previous owner of a subsidiary of Woodcraft Industries, Inc.  As a percentage of sales, operating expenses declined from 6.8% for the six months ended June 30, 2004 to 6.0% for the same period in 2005, reflecting the scale benefits of a higher sales base in 2005.

Operating income.  Operating income increased by $2.5 million, or 23.8%, from $10.5 million for the six months ended June 30, 2004 to $12.9 million for the six months ended June 30, 2005 as a result of the net effect of the factors described above.

Interest expense.  Interest expense increased $0.7 million, or 11.9%, from $5.9 million for the six months ended June 30, 2004 to $6.6 million for the six months ended June 30, 2005. This increase relates to the increase in debt and the higher interest rate in connection with the issuance of the $120.0 million senior notes in February 2004.

Other loss (income).  Other income increased from $3.4 million of other loss for the six months ended June 30, 2004 to $13,000 of other income for the six months ended June 30, 2005.  This increase relates to the $3.4 million write-off of financing fees related to the senior credit facility from April 2003, which was subsequently paid-off in February 2004.

Income tax provision.  Income tax expense increased $2.0 million, or 500.0% from $0.4 million for the six months ended June 30, 2004 to $2.4 million for the six months ended June 30, 2005 as a result of higher earnings. The effective tax rate increased 120 basis points from 36.3% in 2004 to 37.5% in 2005 due to permanent differences.

Net income.  Net income increased $3.2 million, or 400.0%, from $0.8 million for the six months ended June 30, 2004 to $4.0 million for the six months ended June 30, 2005 as a result of the factors described above.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our existing senior secured credit facilities.

Refinancing. On February 18, 2004, we issued $120 million of 10% senior notes due in 2012, and paid the entire outstanding balance of our old senior secured credit facility and terminated the related credit agreement. Under that credit facility, we had three outstanding term loans and a $15.0 million revolving credit facility. Our existing credit facility provides for revolving credit of up to $25.0 million subject to a borrowing base and outstanding principal bears interest at a fluctuating rate equal to, at our option, either the base rate plus 2 1/4% per annum or LIBOR plus 3 1/2% per annum for the first twelve months the facility is in place and thereafter either the base rate plus 2% per annum or LIBOR plus 3 1/4% per annum when the ratio of total debt to trailing twelve month EBITDA is less than 4.0 to 1.0. As of June 30, 2005 the borrowing base allowed for full availability of the $25.0 million revolving credit.  As of June 30, 2005 and December 31, 2004 we had nothing outstanding under our credit facility. We must comply with certain financial covenants under our credit facility including maintenance of a minimum fixed charge coverage ratio, a maximum total leverage ratio and an EBITDA minimum. As of December 31, 2004 and June 30, 2005 we were in compliance with these covenants.  As of December 31, 2004 we had $3.1 million of capital lease obligations, of which $0.9 million was current and as of June 30, 2005 we had $2.8 million of capital lease obligations, of which $0.9 million was current.

The acquisition of the assets of DMI and associated fees and expenses were funded one-half by the sale of shares of the Company’s voting common stock to existing stockholders, and the remainder with operating cash and a draw down on the Company’s senior secured credit facility.  The Company intends to fund any earn-out payments due to the seller equally through raising additional equity, and with funds from its senior secured credit facility.

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

Cash flow from operating activities.  As of December 31, 2004 and June 30, 2005, we had $2,000 of cash and cash equivalents available for working capital purposes.  Cash provided by operating activities for the six months ended June 30, 2005 and 2004 was $4.8 million and $7.0 million, respectively.

Cash flow from investing activities.  Net cash used in investing activities was $4.5 million for the six months ended June 30, 2005 and $18.5 million for the six months ended June 30, 2004. Capital expenditures were $4.5 million for the six months ended June 30, 2005 compared to $2.5 million for the same period in 2004.  Net cash used in investing activities includes $15.9 million for the six months ended June 30, 2004 due to the acquisition of Grand Valley.

Cash flow from financing activities.  Net cash used in financing activities for the six months ended June 30, 2005 totaled $0.3 million due payments on our capital leases.  Net cash provided by financing activities in the six month period ended June 30, 2004 totaled $11.4 million.

Dividends.  We are limited by our current debt covenants regarding the payment of dividends. On February 24, 2004, we used $39.0 million of the net proceeds from the offering of the old notes to make payments to our stockholders through a combination of dividends and redemptions of common stock.

We anticipate that the funds generated by operations and funds available under the senior secured revolving credit facility will be sufficient to meet working capital requirements and to finance capital expenditures over the next twelve months. We cannot provide assurances that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. We are currently approaching our full manufacturing capacity.  We may need to incur significant capital expenditures in order to continue to fulfill increased manufacturing demands.  In addition, we cannot provide assurances that we will be able to refinance any of our indebtedness, including our senior secured revolving credit facility and the notes, on commercially reasonable terms, if at all.

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

Interest rate risk.  We are exposed to market risk relating to changes in interest rates in respect of a portion of our long-term debt and a portion of our capital leases. As of June 30, 2005, we had nothing outstanding under our senior secured revolving credit facility. In addition, as of that date, we had approximately $1.0 million of capital leases that bear interest at variable rates. We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

Item 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2005, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)           Changes in internal controls over financial reporting.

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

WII COMPONENTS, INC.

Dated: August 15, 2005	By:
/s/ John Fitzpatrick
John Fitzpatrick
Chief Executive Officer
(Principal Executive Officer)
Dated: August 15, 2005
/s/ Dale B. Herbst
Dale B. Herbst
Vice President, Treasurer and Secretary
(Principal Financial and Accounting Officer)