Form 10-Q
period 2005-09-30
WII Components, Inc.
filed 2005-11-14
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Yes ☐  No ☒.

As of October 15, 2005, 21,751,331 shares of voting common stock, $.01 par value per share, were outstanding and 854,261 shares of non-voting common stock, $.01 par value per share, were outstanding (all of which are privately owned and not traded on a public market).

WII COMPONENTS, INC.

FORM 10-Q

Quarter Ended September 30, 2005

Table of Contents

Part I—Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 (unaudited)	3
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2005 and the Three Months Ended September 30, 2004 (unaudited)	4
Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2005 and the Nine Months Ended September 30, 2004 (unaudited)	5
Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2005 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and the Nine Months Ended September 30, 2004 (unaudited)	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	19

Part II-Other Information
Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits	20
Signatures	21

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash	$3,065	$2
Accounts receivable, net	15,009	9,564
Inventories	19,675	16,742
Other current assets	2,198	3,381
Total current assets	39,947	29,689

Property, plant, and equipment, net	45,472	42,252
Goodwill	107,601	107,601
Customer relationships	15,311	7,347
Noncompete agreements	965	1,201
Other assets	6,505	6,897
TOTAL	$215,801	$194,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,111	$928
Accounts payable	7,271	5,808
Accrued payroll	3,133	3,207
Other current liabilities	9,336	9,107
Total current liabilities	20,851	19,050

Long-term debt, net of current maturities	127,500	120,000
Other noncurrent liabilities	6,040	6,720

Stockholders’ Equity:
Common stock—voting	217	207
Common stock—nonvoting	9	9
Additional paid-in capital	51,409	45,410
Retained earnings	9,775	3,591
Total stockholders’ equity	61,410	49,217
TOTAL	$215,801	$194,987

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
NET SALES	$68,067	$52,274
COST OF SALES	57,309	42,981
Gross profit	10,758	9,293

OPERATING EXPENSES:
General and administrative	2,669	2,450
Selling and marketing	817	743
Stock compensation expense	226	261
(Gain)/Loss on sale of assets	(1)	10
Total operating expenses	3,711	3,464

OPERATING INCOME	7,047	5,829

OTHER INCOME (EXPENSE):
Interest income	7	9
Interest expense	(3,454)	(3,477)
Other income	—	1
Total other expense	(3,447)	(3,467)

INCOME BEFORE PROVISION FOR INCOME TAXES	3,600	2,362
INCOME TAX PROVISION	1,400	858
NET INCOME	$2,200	$1,504

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
NET SALES	$192,181	$151,210
COST OF SALES	161,060	124,710
Gross profit	31,121	26,500

OPERATING EXPENSES:
General and administrative	7,441	7,264
Selling and marketing	2,433	2,242
Stock compensation expense	1,261	652
Loss on sale of assets	18	11
Total operating expenses	11,153	10,169

OPERATING INCOME	19,968	16,331

OTHER INCOME (EXPENSE):
Interest income	14	28
Interest expense	(10,014)	(9,394)
Loss on modification of debt	—	(3,454)
Other income	6	15
Total other expense	(9,994)	(12,805)

INCOME BEFORE PROVISION FOR INCOME TAXES	9,974	3,526
INCOME TAX PROVISION	3,790	1,280
NET INCOME	$6,184	$2,246

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock				Additional
	Voting		Nonvoting		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
BALANCE-December 31, 2004	20,734,843	$207	854,261	$9	$45,410	$3,591	$49,217
Stock compensation expense					1,261		1,261
Issuance of common stock to fund acquisition	1,016,488	10			4,738		4,748
Net income						6,184	6,184
BALANCE-September 30, 2005	21,751,331	$217	854,261	$9	$51,409	$9,775	$61,410

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
OPERATING ACTIVITIES:
Net income	$6,184	$2,246

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on modification of debt	—	3,454
Depreciation and amortization	5,669	5,210
Loss on sale of assets	18	11
Stock compensation expense	1,261	652

Change in operating assets and liabilities:
Accounts receivable	(5,076)	(657)
Inventories	(1,834)	(856)
Other current assets	1,221	1,081
Accounts payable	1,078	(2,101)
Accrued payroll and other current liabilities	(1,750)	1,208
Net cash provided by operating activities	6,771	10,248

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(5,968)	(3,729)
Proceeds from sale of assets	193	2
Change in other assets	—	(161)
Grand Valley acquisition	—	(15,937)
Dimension Moldings, Inc acquisition	(9,289)	—
Net cash used in investing activities	(15,064)	(19,825)

FINANCING ACTIVITIES:
Principal payments under long-term financing agreements	(16,496)	(87,943)
Borrowings of long-term debt	23,500	135,783
Dividend distribution	—	(21,450)
Repurchase of common stock	—	(17,550)
Issuance of common stock	4,747	8,250
Debt issue costs	(395)	(7,385)
Termination of interest rate collar	—	52
Net cash provided by financing activities	11,356	9,757

NET INCREASE IN CASH	3,063	180
CASH—Beginning of period	2	39

CASH—End of period	$3,065	$219

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,312	$8,950

Cash paid for income taxes—net	$2,293	$323
NONCASH ACTIVITY:
Conversion of subordinated convertible note and accrued interest to common stock	$—	$20,850

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

The Company acquired a cabinet door manufacturer operating under the name Grand Valley Door Co. (“Grand Valley”) on April 30, 2004 (Note 4).

The Company acquired substantially all of the assets a molding manufacturer operating under the name Dimension Moldings, Inc. on July 28, 2005 (Note 4).  Those assets are being operated as a division of Woodcraft Industries, Inc, which is referred to as Woodcraft Middlefield.

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

Principles of Consolidation—The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. On April 9, 2003, the Company completed the acquisition of Woodcraft Industries, Inc. and its wholly owned subsidiaries, PrimeWood, Inc. (“PrimeWood”) and Brentwood Acquisition, Corp. (“Brentwood”).  On April 30, 2004 the Company completed the acquisition of Grand Valley, and on July 28, 2005 the Company completed the acquisition of substantially all of the assets of Dimension Moldings, Inc. (Note 4). All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

Inventories—Inventories consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$10,964	$9,995
Work in process	6,766	4,796
Finished goods	2,897	2,901
LIFO adjustment	(952)	(950)
	$19,675	$16,742

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market. The remainder of the inventory is valued under the first-in, first-out method (“FIFO”). As of September 30, 2005 and December 31, 2004, inventory on the LIFO method represented 58% and 60%, respectively, of consolidated inventories.

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

Customer Relationships—Customer Relationships relates to intangible assets recorded through the purchase price allocation of the Grand Valley acquisition ($7.9 million) and the acquisition of the assets of Dimension Moldings, Inc. ($8.7 million) for relationships with significant customers. The intangible assets are being amortized over the estimated life of 10 years. Amortization for the nine-month period ended September 30, 2005 was $740,000.  As of September 30, 2005, the net Customer Relationship intangible asset was $15.3 million.  Expected amortization is as follows for the years ending December 31 (in thousands):

2005	$1,154
2006	1,657
2007	1,657
2008	1,657
2009	1,657
2010-2015	8,269

Noncompete Agreement—Noncompete agreements primarily relate to agreements with the former owners of Brentwood, Grand Valley, and Dimension Moldings, Inc. Noncompete rights are being amortized over the applicable terms of the agreements (5 years, 7 years, and 5 years respectively), and are expected to be fully amortized by July 2007, April 2011, and July 2010 respectively. Amortization for the nine-month period ended September 30, 2005 was $337,000.  As of September 30, 2005 the net noncompete agreement intangible asset was $1.0 million.  Expected amortization is as follows for the years ending December 31 (in thousands):

2005	$450
2006	464
2007	285
2008	34
2009	34
2010-2011	35

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

In May 2003, 1,617,000 options were granted with terms of 10 years from the date of grant, and at an exercise price of $3.00 per share under the 2003 Plan.  Issued options vest in equal annual installments over four years.  The fair value of options granted during the nine months ended December 31, 2003 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate of 3.0%, an expected life of six years, and no volatility.  During 2004, 100,000 options were cancelled.  As a part of the February 2004 equity restructuring (Note 5), the Company repriced the outstanding stock options. The Company has adopted variable plan accounting for these options from the date of the repricing.  The Company recorded $1,261,000 and $652,000 of noncash compensation expense for these repriced options during the nine month periods ended September 30, 2005 and September 30, 2004, respectively.  As of December 31, 2004, the 1,517,000 options had an exercise price of $1.78 per share and a weighted average remaining contractual life of eight and one-half years.

In April and November 2004, the Company granted 489,000 and 50,000 options, respectively, under the 2003 Plan. The fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate in April and November of 3.9% and 4.2%, respectively, an expected life of six years, and no volatility.

In August 2005, the Company granted 255,000 options under the 2003 Plan. The fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate of 4.2%, an expected life of six years, and no volatility.

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

	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2004

As reported	$6,184	$2,200	$2,246	$1,504
Pro forma	6,095	2,165	2,176	1,477

New Accounting Pronouncements—In December 2004, the FASB revised SFAS No. 123 and issued SFAS No. 123(R).  This Statement supersedes APB No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123(R) requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value.  In April 2005, the SEC delayed the effective date of SFAS No. 123(R) to fiscal years beginning after June 15, 2005.  As a result, the Company is required to adopt SFAS No. 123(R) as of January 1, 2006.  As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled.  For stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered.  The Company may elect to restate prior periods by applying a modified retrospective method to periods prior to the effective date.  The Company is in the process of determining which method of adoption it will elect (see “Stock Options” above for SFAS No. 123 required disclosures).

3. GOODWILL

Effective January 1, 2002, the Company adopted and began accounting for goodwill in accordance with SFAS No. 142 which states that companies are no longer required to amortize goodwill but instead must evaluate goodwill for impairment annually, if not more frequently. The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year. Previously, goodwill was amortized over its estimated useful life. Based on the impairment tests performed on December 31, 2004, the Company’s fair value exceeds the carrying value, resulting in no goodwill impairment.  There were no changes in the carrying amount of goodwill between December 31, 2004 and September 30, 2005.

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

The acquisition of Grand Valley was accounted for using the purchase method of accounting. Accordingly, the assets acquired and the liabilities assumed by the Company were recorded at fair value as of the date of the acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed totaling $3.8 million was recorded as goodwill. Based upon the Company’s final purchase price allocation, $7.9 million of the purchase price was recorded as an other intangible asset, Customer Relationship (Note 2). The pro forma effects of this transaction are not material to the Company’s results of operations. The components of the purchase price allocation are as follows (in thousands):

Current assets	$386
Property, plant, and equipment	4,491
Other assets	125
Goodwill	3,770
Customer relationship	7,872
Noncompete agreement	100
Assets acquired	16,744
Liabilities assumed	807
Net assets acquired	$15,937

On July 28, 2005, the Company acquired substantially all of the assets of a moldings manufacturer operating under the name of Dimension Moldings, Inc.  The Company paid a cash purchase price at closing of $9.3 million and will be required to pay up to an aggregate of $7.0 million if certain earnings targets are met at the end of each calendar year from 2005 to 2010.  Slightly less than half of the purchase price paid at closing was funded with borrowings under the senior secured revolving credit facility and the remainder was funded from the proceeds of an equity contribution from existing stockholders. The acquired assets of Dimension Moldings, Inc. are now operated and owned by Woodcraft Industries, Inc., the Company’s subsidiary.

The acquisition of the assets of Dimension Moldings, Inc. was accounted for using the purchase method of accounting. Accordingly, the assets acquired and the liabilities assumed by the Company were recorded at fair value as of the date of the acquisition, including assigning value to certain intangible assets acquired (a customer relationship for $8.7 million and a noncompete for $0.1 million).  This purchase price allocation is preliminary and the Company expects to complete their review by the end of the year.  Based on this preliminary purchase price allocation, the Company determined the fair value of the net assets acquired exceeded the $9.3 million closing purchase price by approximately $1.9 million.  As a result, the Company recorded a current liability for $1.9 million, which will be reduced at the time the contingent consideration is resolved.  Any portion of the contingent consideration liability not paid during the earnout period will be recorded as a gain.  Any contingent consideration paid in excess of this amount will be recorded as goodwill.  The pro forma effects of this transaction are not material to the Company’s results of operations. The components of the preliminary purchase price allocation are as follows (in thousands):

Current assets	$1,504
Property, plant, and equipment	1,271
Customer Relationship	8,704
Noncompete agreement	100
Assets acquired	11,579
Liabilities assumed	(436)
Net assets acquired	11,143
Contingent consideration	(1,854)
Closing purchase price	$9,289

5. FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Senior notes (10%) due 2012	$120,000	$120,000
Term Loan (8.5%) due 2010	7,500	—
Revolver (9.0% and 5.37% at September 30, 2005 and December 31, 2004, respectively)	—	—
Total debt	127,500	120,000
Less current maturities	—	—
	$127,500	$120,000

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

Credit Facility - On September 23, 2005, the Company entered into an Amended and Restated Credit Facility replacing the $25.0 million revolving line of credit.  The new credit facility includes a $40.0 million revolving line of credit, a $7.5 million nonamortizing term loan, and a $7.5 million nonamortizing capital expenditure loan to be drawn upon through June 30, 2006.  The outstanding principal bears interest at a fluctuating rate equal to either the base rate plus 2.75% per annum or LIBOR plus 3.0% per annum.  It is optional for the Company, without penalty, to prepay the term loan and capital expenditure loan throughout the loan commitment period.

The Company’s senior secured credit facility and the indenture for the notes imposes certain restrictions on it, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.  The Company must comply with certain financial covenants under the credit facility including maintenance of a minimum fixed charge coverage ratio, a maximum total leverage ratio and an EBITDA minimum.  As of September 30, 2005, the Company was in compliance with these covenants.  Indebtedness under its senior secured credit facility is secured by substantially all of its assets, including real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

Each of the Company’s subsidiaries, which are all 100% owned subsidiaries of the Company, have fully and unconditionally guaranteed the senior notes on a joint and several basis. The Company has no independent assets or operations. As a result, the Company has not presented separate financial statements of the subsidiary guarantors.

Capital Leases- The Company has outstanding capital leases relating to manufacturing equipment.  As of September 30, 2005 the Company had $2.6 million of capital lease obligations, of which $1.1 million was current and as of December 31, 2004 the Company had $3.1 million of capital lease obligations, of which $0.9 million was current.

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

6. RELATED-PARTY TRANSACTIONS

The Company has a management services agreement with an affiliate of its primary investor whereby the Company pays a transaction fee to the affiliate for services provided for each financing, refinancing, acquisition, or similar nonrecurring transaction. The Company paid $1.7 million to this affiliate for services related to the current owner acquisition which is recorded as goodwill, and $1.2 million for financing services which was recorded in other assets as deferred financing costs.  The deferred financing costs were subsequently written off in conjunction with the February 2004 financing transaction as discussed in Note 1. In addition, the Company paid $2.4 million to this affiliate related to the February 2004 financing transaction, which is recorded in other assets as deferred financing costs. The Company paid $320,000 which was included in the purchase price allocation to this affiliate for services related to the acquisition of Grand Valley, $224,000 of which was included in goodwill, and $96,000 of which is recorded in other assets as financing costs.  The Company received services from this affiliate related to the acquisition of the assets of Dimension Moldings, Inc. totalling $313,000, which was included in the purchase price allocation.

The Company entered into noncompete agreements on April 30, 2004 with the former owners of Grand Valley, and on July 28, 2005 with the owners of Dimension Moldings, Inc. (Notes 2 and 4).

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

In September 2005, we amended and restated the existing senior secured revolving credit facility by expanding the revolving line of credit capacity to $40.0 million, advancing a $7.5 million nonamortizing term loan, and allowing the flexibility to advance up to $7.5 million through June 30, 2006 on a nonamortizing capital expenditure loan.  We have the option, without penalty, to prepay the term loan and capital expenditure loan throughout the loan commitment period.

Results of Operations

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

The following table outlines, for the three months ended September 30, 2005 and for the three months ended September 30, 2004, selected operating data derived from our consolidated statements of operations and presents this information as a percentage of net sales:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
	(dollars in thousands)
Net sales	$68,067	$52,274
% of net sales	100.0%	100.0%
Cost of sales	57,309	42,981
% of net sales	84.2%	82.2%

Gross profit	10,758	9,293
% of net sales	15.8%	17.8%
Operating expenses	3,711	3,464
% of net sales	5.4%	6.6%

Operating income	7,047	5,829
% of net sales	10.4%	11.2%
Other expenses (income):
Interest expense	3,454	3,477
% of net sales	5.1%	6.7%
Other income, net	(7)	(10)
% of net sales	0.0%	0.0%
Income tax provision	1,400	858
% of net sales	2.1%	1.6%

Net income	2,200	1,504
% of net sales	3.2%	2.9%

Net sales.  Net sales increased $15.8 million, or 30.2%, from $52.3 million for the three months ended September 30, 2004 to $68.1 million for the three months ended September 30, 2005.  Sales in our hardwood product line increased $14.0 million attributable to a combination of (i) increases in volume due to overall industry growth and market share gain, (ii) increase in volume due to two full months of Woodcraft Middlefield in 2005, and (iii) to a lesser extent upward price adjustments made in response to increases in raw material costs. The remaining $1.8 million increase in sales relates to our engineered wood products line and is attributable to increases in volume due to overall industry growth and market share gain.

Cost of sales.  Cost of sales increased $14.3 million, or 33.3%, from $43.0 million for the three months ended September 30, 2004 to $57.3 million for the three months ended September 30, 2005. This increase in cost of sales is attributable to (i) increased material, labor and overhead costs related to volume growth, (ii) inflation, primarily in respect to hardwood raw material costs, and (iii) higher material and labor costs due to operational inefficiencies at our Grand Valley operating facility. These costs were offset in part by the spreading of our fixed costs over a larger sales base and higher operating efficiencies at our other facilities.

Gross profit.  Gross profit increased $1.5 million, or 16.1%, from $9.3 million for the three months ended September 30, 2004 to $10.8 million for the same period in 2005 as a result of the factors described above. As a percentage of net sales, our gross profit decreased 200 basis points from 17.8% for the three months ended September 30, 2004 to 15.8% for the same period in 2005. This decrease reflects higher material and labor costs due to operational inefficiencies at our Grand Valley operating facility and increases in our raw material costs, offset in part by the spreading of our fixed costs over a larger sales base and improved operating efficiencies at our other facilities.

Operating expenses.  Operating expenses increased $0.2 million, or 5.7%, from $3.5 million for the three months ended September 30, 2004 to $3.7 million for the same period in 2005. The increase consists of (i) $0.2 million due to the inclusion of two full months of operations of Woodcraft Middlefield, which includes $0.1 of amortization for a Customer Relationship intangible asset, and (ii) $0.2 million of higher professional fees.  The increase is partially offset by a decrease of $0.2 million for higher bonus expense in 2004 compared to 2005.

Operating income.  Operating income increased by $1.3 million, or 22.4%, from $5.8 million for the three months ended September 30, 2004 to $7.1 million for the three months ended September 30, 2005 as a result of the net effect of the factors described above.

Interest expense.  Interest expense remained constant at $3.5 million for the three months ended September 30, 2004 and September 30, 2005.

Other income.  Other income decreased from $10,000 of other income for the three months ended September 30, 2004 to $7,000 for the three months ended September 30, 2005.

Income tax provision.  Income tax expense increased $0.6 million, or 75.0% from $0.8 million for the three months ended September 30, 2004 to $1.4 million for the three months ended September 30, 2005 as a result of higher earnings. The effective tax rate increased 260 basis points from 36.3% in 2004 to 38.9% in 2005 due to permanent differences and higher state taxes due to business growth in multistate jurisdictions.

Net income.  Net income increased $0.7 million, or 46.7%, from $1.5 million for the three months ended September 30, 2004 to $2.2 million for the three months ended September 30, 2005 as a result of the factors described above.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

The following table outlines, for the nine months ended September 30, 2005 and for the nine months ended September 30, 2004, selected operating data derived from our consolidated statements of operations and presents this information as a percentage of net sales:

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
	(dollars in thousands)
Net sales	$192,181	$151,210
% of net sales	100.0%	100.0%
Cost of sales	161,060	124,710
% of net sales	83.8%	82.5%

Gross profit	31,121	26,500
% of net sales	16.2%	17.5%
Operating expenses	11,153	10,169
% of net sales	5.8%	6.7%

Operating income	19,968	16,331
% of net sales	10.4%	10.8%
Other expenses (income):
Interest expense	10,014	9,394
% of net sales	5.2%	6.2%
Other loss (income), net	(20)	3,411
% of net sales	0.0%	2.3%
Income tax provision	3,790	1,280
% of net sales	2.0%	0.8%

Net income	6,184	2,246
% of net sales	3.2%	1.5%

Net sales.  Net sales increased $41.0 million, or 27.1%, from $151.2 million for the nine months ended September 30, 2004 to $192.2 million for the nine months ended September 30, 2005.  Sales in our hardwood product line increased $36.0 million attributable to a combination of (i) increases in volume due to overall industry growth and market share gain, (ii) increases in volume due to the acquisition of Grand Valley in April 2004 and the assets of Dimension Moldings, Inc. in July 2005, and (iii) to a lesser extent upward price adjustments made in response to increases in raw material costs. The remaining $5.0 million increase in sales relates to our engineered wood products line and is attributable to increases in volume due to overall industry growth and market share gain.

Cost of sales.  Cost of sales increased $36.4 million, or 29.2%, from $124.7 million for the nine months ended September 30, 2004 to $161.1 million for the nine months ended September 30, 2005. This increase in cost of sales is attributable to (i) increased material, labor and overhead costs related to volume growth, (ii) inflation, primarily in respect to hardwood raw material costs, (iii) higher quality and scrap costs due to the rollout of a new door program, and (iv) higher material and labor costs due to operatonal inefficiencies at our Grand Valley operating facility. These costs were offset in part by the spreading of our fixed costs over a larger sales base and higher operating efficiencies at our other facilities.

Gross profit.  Gross profit increased $4.6 million, or 17.4%, from $26.5 million for the nine months ended September 30, 2004 to $31.1 million for the same period in 2005 as a result of the factors described above. As a percentage of net sales, our gross profit decreased 130 basis points from 17.5% for the nine months ended September 30, 2004 to 16.2% for the same period in 2005. This decrease reflects (i) increases in our raw material costs compared to the same period in 2004, (ii) higher quality and scrap costs due to the rollout of a new door program, and (iii) higher material and labor costs due to operational inefficiencies at our Grand Valley operating facility; offset in part by the spreading of our fixed costs over a larger sales base and improved operating efficiencies at out other facilities.

Operating expenses.  Operating expenses increased $0.9 million, or 8.8%, from $10.2 million for the nine months ended September 30, 2004 to $11.1 million for the same period in 2005. The increase consists of (i) $0.6 million for additional stock compensation expense in 2005, (ii) $0.8 million due to the inclusion of nine full months of operations of Grand Valley in 2005, which includes $0.3 million of amortization for a Customer Relationship intangible asset, (iii) $0.2 million due to the inclusion of two full months of operations of Woodcraft Middlefield, which includes $0.1 million of amortization for a Customer Relationship intangible asset,  (iv) $0.1 million for nine full months of amortization on financing fees related to the 2004 credit facility, and (v) $0.3 million for additional professional fees.  This increase is partially offset by (i) $0.8 million of additional incentive compensation paid to certain key employees in February 2004 in recognition of our improved financial performance and the successful completion of the offering of the senior notes, and (ii) $0.3 million of consulting and noncompete expense in 2004 for the previous owner of a subsidiary of Woodcraft Industries, Inc.  As a percentage of sales, operating expenses declined from 6.7% for the nine months ended September 30, 2004 to 5.8% for the same period in 2005, reflecting the scale benefits of a higher sales base in 2005.

Operating income.  Operating income increased by $3.7 million, or 22.7%, from $16.3 million for the nine months ended September 30, 2004 to $20.0 million for the nine months ended September 30, 2005 as a result of the net effect of the factors described above.

Interest expense.  Interest expense increased $0.6 million, or 6.4%, from $9.4 million for the nine months ended September 30, 2004 to $10.0 million for the nine months ended September 30, 2005. This increase relates to the increase in debt and the higher interest rate in connection with the issuance of the $120.0 million senior notes in February 2004.

Other loss (income).  Other income increased from $3.4 million of other loss for the nine months ended September 30, 2004 to $20,000 of other income for the nine months ended September 30, 2005.  This increase relates to the $3.4 million write-off of financing fees related to the senior credit facility from April 2003, which was subsequently paid-off in February 2004.

Income tax provision.  Income tax expense increased $2.5 million, or 192.3% from $1.3 million for the nine months ended September 30, 2004 to $3.8 million for the nine months ended September 30, 2005 as a result of higher earnings. The effective tax rate increased 170 basis points from 36.3% in 2004 to 38.0% in 2005 due to permanent differences and higher state taxes due to business growth in multistate jurisdictions.

Net income.  Net income increased $4.0 million, or 181.8%, from $2.2 million for the nine months ended September 30, 2004 to $6.2 million for the nine months ended September 30, 2005 as a result of the factors described above.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our existing senior secured credit facilities.

Refinancing.  On February 18, 2004, we issued $120.0 million of 10% senior notes due in 2012, and paid the entire outstanding balance of our old senior secured credit facility and terminated the related credit agreement. Under that credit facility, we had three outstanding term loans and a $15.0 million revolving credit facility. Our existing $55.0 million credit facility, which was amended and restated in September 2005, provides for revolving credit of up to $40.0 million subject to a borrowing base, $7.5 million nonamortizing term loan, and $7.5 million nonamortizing capital expenditure loan to be drawn upon through June 30, 2006.  The outstanding principal bears interest at a fluctuating rate equal to either the base rate plus 2 3/4% per annum or LIBOR plus 3.0% per annum. As of September 30, 2005 the borrowing base allowed for full availability of the $40.0 million revolving credit.  As of September 30, 2005 and December 31, 2004 we had $7.5 million and nothing, respectively, outstanding under our credit facility. We must comply with certain financial covenants under our credit facility including maintenance of a minimum fixed charge coverage ratio, a maximum total leverage ratio and an EBITDA minimum. As of September 30, 2005 and December 31, 2004 we were in compliance with these covenants.  As of September 30, 2005 we had $2.6 million of capital lease obligations, of which $1.1 million was current and as of December 31, 2004 we had $3.1 million of capital lease obligations, of which $0.9 million was current.

The acquisition of substantially all of the assets of Dimension Moldings, Inc, and associated fees and expenses were funded one-half by the sale of shares of the Company’s voting common stock to existing stockholders, and the remainder with operating cash and a draw down on the Company’s senior secured credit facility.  The Company intends to fund any earn-out payments due to the seller equally through raising additional equity, and with funds from its senior secured credit facility.

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

Cash flow from operating activities.  As of December 31, 2004, we had $2,000 of cash and cash equivalents available for working capital purposes.  As of September 30, 2005, we had approximately $3.1 million of cash and cash equivalents available for working capital purposes.  Cash provided by operating activities for the nine months ended September 30, 2005 and 2004 was $6.8 million and $10.2 million, respectively.

Cash flow from investing activities.  Net cash used in investing activities was $15.1 million for the nine months ended September 30, 2005 and $19.8 million for the nine months ended September 30, 2004. Capital expenditures were $6.0 million for the nine months ended September 30, 2005 compared to $3.7 million for the same period in 2004.  Net cash used in investing activities includes $9.3 million for the nine months ended September 30, 2005 due to the acquisition of the assets of Dimension Moldings, Inc..  The nine months ended September 30, 2004 included $15.9 million due to the acquisition of Grand Valley.

Cash flow from financing activities.  Net cash provided by financing activities for the nine months ended September 30, 2005 of $11.4 million, primarily attributable to cash inflows from the new $7.5 million term loan funded under the new financing agreement and $4.7 million for stock issued for the Dimension Moldings, Inc. acquisition.  Net cash provided by financing activities in the nine month period ended September 30, 2004 totaled $9.8 million.

Dividends.  We are limited by our current debt covenants regarding the payment of dividends. On February 24, 2004, we used $39.0 million of the net proceeds from the offering of the old notes to make payments to our stockholders through a combination of dividends and redemptions of common stock.

We anticipate that the funds generated by operations and funds available under the senior secured credit facility will be sufficient to meet working capital requirements and to finance capital expenditures over the next twelve months. We cannot provide assurances that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. We are currently approaching our full manufacturing capacity.  We intend to incur capital expenditures in order to continue to fulfill increased manufacturing demands, including without limitation, the expenditure of an aggregate amount between $16.0 to $18.0 million to finance the acquisition of a roughmill facility in Pennsylvania and the expansion of capacity at our St. Cloud door facility.  In addition, we cannot provide assurances that we will be able to refinance any of our indebtedness, including our senior secured revolving credit facility and the notes, on commercially reasonable terms, if at all.

Inflation

Our cost of sales is subject to inflationary pressures on labor costs, prices of the raw materials we use and various overhead costs. We generally have been able over time to offset the effects of inflation and price fluctuations through a combination of sales price increases and operational efficiencies.  We currently believe that raw material cost pressure is moderating.  We continue to attempt to pass along these costs, but such efforts typically lag behind in material costs and we can not guarantee a full offset.

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

Interest rate risk.  We are exposed to market risk relating to changes in interest rates in respect of a portion of our long-term debt and a portion of our capital leases. As of September 30, 2005, we had nothing outstanding under our senior secured revolving credit facility. In addition, as of that date, we had approximately $1.0 million of capital leases that bear interest at variable rates. We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

Item 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2005, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)           Changes in internal controls over financial reporting.

None.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1         Amended and Restated Credit Agreement dated as of September 23, 2005 by and among WII Components, Inc., Antares Capital Corporation, and The Financial Institutions Party thereto

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

WII COMPONENTS, INC.

Dated: November 14, 2005	By:
/s/ John Fitzpatrick
John Fitzpatrick
Chief Executive Officer
(Principal Executive Officer)
Dated: November 14, 2005
/s/ Dale B. Herbst
Dale B. Herbst
Vice President, Treasurer and Secretary
(Principal Financial and Accounting Officer)