Form 10-K
period 2005-12-31
WII Components, Inc.
filed 2006-03-23
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:
Large Accelerated filer  ☐        Accelerated filer  ☐        Non-Accelerated filer  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2005: not applicable.

As of March 14, 2006, 21,751,331 shares of voting common stock, $.01 par value per share, were outstanding and 854,261 shares of non-voting common stock, $.01 par value per share, were outstanding (all of which are privately owned and not traded on a public market).

DOCUMENTS INCORPORATED BY REFERENCE:   None.

WII COMPONENTS, INC.

FORM 10-K

Year Ended December 31, 2005

ACCESS TO REPORTS

Investors may obtain access free of charge to the WII Components, Inc. annual report on From 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports by visiting the WII Components web site at www.wiicomponents.com. These reports will be available as soon as reasonably practicable following electronic filing with, or furnishing to, the Securities and Exchange Commission.

In this report, the terms “WII Components,” “we,” “our” or “us” refer to WII Components, Inc. and its subsidiaries on a consolidated basis, unless otherwise indicated or the context otherwise requires. In April 2003, WII Components, Inc. was formed by a group of investors led by Behrman Capital III L.P. to acquire Woodcraft Industries, Inc., or Woodcraft, and its subsidiaries, PrimeWood, Inc., or PrimeWood, and Brentwood Acquisition Corp., or Brentwood. WII Components conducts all of its operations through its direct subsidiary, Woodcraft, and its indirect subsidiaries, PrimeWood, Brentwood, and Grand Valley Acquisition, Inc., or Grand Valley. For periods prior to April 2003, the terms “we,” “our” or “us” refer to Woodcraft, as our predecessor, and its subsidiaries on a consolidated basis, unless otherwise indicated or the context otherwise requires.

PART I

Item 1. Business

Our Company

We are one of the leading manufacturers of hardwood cabinet doors, hardwood components and engineered wood products in the United States. We generate approximately 95% of our sales from the kitchen and bath cabinet manufacturing industry. Our reputation for high quality and reliable performance has enabled us to establish strong, long-standing relationships with our customers, which include most of the top cabinet manufacturers in the United States. Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders. We generated net sales of approximately $67.4 million for the three months ended December 31, 2005 and approximately $259.6 million for the year ended December 31, 2005.

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

We operate ten manufacturing facilities located in Minnesota, North Dakota, Ohio, Oregon, Pennsylvania, Kansas and Kentucky that allow us to distribute our products nationwide. In 2005, we acquired substantially all of the assets of Dimension Moldings, Inc., and as a result of the acquisition we commenced operations at a second Ohio facility located in Middlefield, Ohio. In 2005, we also acquired a rough mill facility in Greenville, Pennsylvania and commenced operations at a manufacturing facility in Lansing, Kansas. We have made substantial capital investments to broaden the scope of our manufacturing operations from rough milling through final production, which maximizes our yield from raw materials and allows us to meet the short lead time requirements of our customers. Our technical knowledge and expertise with respect to the entire production process enable us to meet the specifications and delivery time demands of our customers for almost any style of cabinet doors or components with high quality standards at a competitive cost. We believe we offer customers among the shortest lead times in the industry, an important criterion in our customers’ procurement decisions.

Our senior management team has an average of 13 years of industry experience and 11 years with our Company. Our President and Chief Executive Officer, John Fitzpatrick, has over 25 years of experience in managing manufacturing-based companies and has led our senior management team since July 2000.

Our History

Our subsidiary, Woodcraft Industries, Inc., was founded in 1945 in St. Cloud, Minnesota, and began as a manufacturer of millwork products, including store fixtures and shipping pallets. In 1968, through an acquisition and by utilizing our millwork expertise, we began manufacturing kitchen cabinet components. In 1989, we entered the door assembly business. Over the past 35 years, through strategic acquisitions and expansion of our manufacturing capabilities, we have become a leading U.S. hardwood cabinet door and hardwood component manufacturer focused primarily on the kitchen and bath cabinet industry. We acquired our PrimeWood subsidiary in 1998, our Brentwood subsidiary in 2002, our Grand Valley subsidiary in 2004, and substantially all of the assets of Dimension Moldings, Inc. in 2005. WII Components, Inc. was incorporated in Delaware in April 2003, in connection with the acquisition of Woodcraft and its subsidiaries by Behrman Capital III, L.P.

Customers

We have been servicing our top ten customers for an average of approximately 16 years, with a minimum of five years. In 2005, sales to Masco Corporation, Elkay, and MasterBrand Cabinet, Inc. accounted for 27%, 17%, and 7%, respectively, of our net sales. We have experienced significant volume growth in the past four years with most of our top ten customers due to both market share gains and growth experienced by our customers.

Sales and Marketing

Substantially all of our sales are made directly to cabinet manufacturers without the use of third party sales representatives or distributors. Our sales and marketing group is organized primarily by product and geography. The group includes a sales director for all product lines, a marketing director for hardwood products, a marketing director for engineered woods, a marketing director for industrial markets, and four account managers. Over the past few years, our sales and marketing efforts have been focused on strengthening relationships with our most important customers and introducing new products to targeted markets. Due to our long-standing relationships with our key customers, sales and marketing involves relationships at multiple levels with our customers. Accordingly, our internal sales force works closely with our manufacturing and marketing personnel to develop new opportunities in our core kitchen and bath market, which accounted for approximately 95% of our sales in 2005, as well as our other markets, including store fixtures. In 2005, approximately 99.9% of net revenues resulted from sales in the United States, while the balance of approximately 0.1% resulted from sales in Canada.

We do not rely on imported product components for any significant portion of our business. However, we do purchase imported components for use in our domestic manufacturing process and for direct sale to our customers. In 2005, our sales of imported products accounted for less than 3% of our total sales.

Supply of Raw Materials

The primary raw materials we purchase are green, kiln-dried, and semi-processed hardwood lumber, MDF, hardwood veneer and PVC foil. Hardwood lumber accounts for the largest portion of our material costs. We purchase our lumber directly from hardwood mills, which allows us to both leverage our scale and avoid the costs associated with intermediaries. We purchase from a network of over 50 regional mills throughout the Northern and Appalachian hardwood forest areas in close proximity to our manufacturing facilities. No single supplier accounted for more than 5% of our material purchases in 2005, and we are not dependent on any single supplier for any raw material product. Our top ten suppliers accounted for approximately 26% of the key raw materials we purchased in 2005.

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

Competition

We operate in the highly competitive kitchen and bath cabinet door and component industry. Our competitors include other independent kitchen and bath cabinet door and component manufacturers and vertically integrated cabinet manufacturers who produce their own doors and components. We estimate that the cabinet door and component market segment in which we compete represented approximately $2.2 billion of the overall U.S. cabinet market in 2005. We believe that independent cabinet door and component manufacturers, like us, accounted for approximately $1.1 billion of this segment in 2005, while vertically integrated cabinet manufacturers accounted for the remainder.

We are one of the three largest manufacturers in the independent cabinet component industry. We believe that in 2005 we accounted for approximately 23% of total outsourced cabinet door and component market sales, and, based on publicly available information, together with Conestoga Wood Products and Appalachian Wood Products, our principal competitors, we accounted for approximately 50% of this market in 2005.

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

Employees

As of December 31, 2005, we had approximately 1,654 full-time employees, 44 part-time employees, and 121 independent contractors. Currently, none of our employees are covered by a collective bargaining agreement.

Item 1A. Risk Factors

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

Sales to the kitchen and bath cabinet market accounted for approximately 95% of our total sales for the year ended December 31, 2005. Sales in this market are driven by new home construction and home repair and remodeling activity. New home construction and repair and remodeling activity may be significantly affected by changes in economic and other conditions, such as gross domestic product levels, employment levels, demographic trends, availability of financing, interest rates and consumer confidence. These factors can negatively affect the demand for our products. Any deterioration in these factors could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on major customers for a significant portion of our net sales.

For the year ended December 31, 2005, our top ten customers accounted for approximately 80% of our net sales. During this period, our two largest customers accounted for approximately 44% of our net sales. The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could have a material adverse effect on our results of operations. The ongoing trend toward consolidation in the cabinet manufacturing market in which our customers operate could increase the concentration of our sales and therefore increase these risks.

In addition, some of our key cabinet manufacturer customers have the resources to manufacture internally the cabinet doors and components that we sell to them. Despite these manufacturing capabilities, these customers have chosen to outsource door and component production to us in part due to the quality of our products and in order to reduce costs, eliminate production risks and maintain company focus. However, we cannot assure that these customers will continue to outsource door and component production in the future. Increased levels of production insourcing could result from a number of factors, such as shifts in our customers’ business strategies, which could result from the acquisition of another door and component manufacturer, the inability of third party suppliers to meet product specifications and the emergence of low-cost production opportunities in foreign countries. Any significant reduction in the level of cabinet door and component production outsourcing from our cabinet manufacturing customers could significantly impact our sales and, accordingly, have a material adverse effect on our business, results of operations and financial condition.

Increased prices for raw materials used in our products could adversely affect our business.

Our profitability is affected by the prices of our raw materials, which may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, competition and, in some cases, government regulation. The prices for the hardwood species we use in production of our hardwood doors and components are subject to some volatility. In the past calendar year the price of hard maple, the primary hardwood specie we use, (accounting for approximately 50% of our lumber purchases), increased by approximately 20%, while the price of cherry, (accounting for approximately 20% of our lumber purchases) decreased by 6%. We have no long-term supply contracts for the raw materials used in the manufacture of our products. This means that we are subject to changes in the prices charged by our suppliers. Significant increases in the prices of raw materials could materially adversely affect our business, financial condition and results of operations, especially if we are not able to recover these costs by increasing the prices we charge our customers for our products. In 2005, the U.S. kitchen and bath cabinet industry relied heavily on domestic maple, which is of a higher quality than imported maple. A shortage in the supply of domestic maple or certain other species of lumber would restrict our ability to make sales to our customers, which could also have a material adverse effect on our business, financial condition and results of operations. We have attempted to pass through cost increases to our customers, but there is no assurance that price increases will fully offset the effects of increasing raw material costs.

Interruptions in deliveries of raw materials could adversely affect our business.

Our dependency upon regular deliveries from suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. If a substantial number of our suppliers were unable to deliver materials to us for an extended period of time, as the result of financial difficulties, catastrophic events affecting their facilities or other factors beyond our control, or if we were unable to negotiate acceptable terms for the supply of materials with these or alternative suppliers, our business, financial condition and results of operations could suffer. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs to us. Even if acceptable alternatives are found, the process of locating and securing such alternatives might be disruptive to our business. Extended unavailability of a necessary raw material could cause us to cease manufacturing of one or more products for a period of time, which could have a material adverse effect on our business, financial condition and results of operations. In the second half of 2005, the offshore supplier of one of our import products failed to deliver the product supply it had committed to. We were forced to fulfill our customer commitment by supporting the required production within our current facilities.

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

We operate in the highly fragmented and very competitive cabinet door and component industry. Our competitors include international, national and local cabinet and cabinet component manufacturers. These can be large consolidated operations with manufacturing facilities in large and efficient plants, as well as relatively small, local cabinetmakers. Some of our competitors may achieve greater market penetration in certain of the markets in which we operate, have greater financial and other resources available and be less leveraged, which may provide them with greater financial flexibility. Moreover, companies in other building products industries may choose to compete with us. To remain competitive, we will need to invest continuously in manufacturing, customer service and product development. We may have to adjust the prices of some of our products to stay competitive. We cannot assure you that we will have sufficient resources to continue to make such investments or that we will maintain our competitive position within each of the markets we serve.

Cabinet manufacturers may increasingly rely on imported components, which could negatively affect our business.

The number of foreign-made kitchen cabinets sold in the United States has increased slightly in the last ten years. We believe that the number of foreign-made cabinet components sold in the United States has also increased, though we do not believe any detailed study of such a trend is currently available. This increase in sales of imported components is the result of foreign wood component manufacturers improving the quality of their products and services and, in some cases, offering lower prices. While we currently believe that the impact of imported products in our target markets is limited by, among other factors, the need for greater variety in terms of profiles, sizes and finishes, demand for higher quality products and short lead times, there can be no assurance that demand for foreign-made products will not increase in such markets. If domestic cabinet manufacturers continue to increasingly rely on foreign imports for their components, our business, financial condition and results of operations could be materially and negatively affected.

If we are unable to meet future capital requirements, our business may be adversely affected.

We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our production processes. As we grow our businesses, we may have to incur significant capital expenditures. We cannot assure that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product offering may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could negatively impact our business, financial condition and results of operations.

Increases in the cost of labor, union organizing activity and work stoppages at our facilities could materially affect our business.

Our business is labor intensive. As a result, our financial performance is affected by the availability of qualified personnel and the cost of labor. Currently, none of our employees are represented by labor unions. However, we cannot assure you that strikes or other types of conflicts with personnel will not arise or that we will not become a target for union organizing activity. Strikes, work stoppages or slowdowns could result in slowdowns or closures of our or our suppliers’ facilities. In addition, organizations responsible for shipping our products may be impacted by strikes. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

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

We may not be able to effectively integrate the acquired companies or successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. Our efforts to integrate these businesses could be affected by a number of factors beyond our control, including general economic conditions and increased competition. In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact our business and results of operations. Further, the benefits that we anticipate from these acquisitions may not materialize.

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

As of December 31, 2005, Behrman Capital III L.P., or Behrman, owned 95.4% of our outstanding voting capital stock. Behrman and its affiliates have the ability to control the election of our Board of Directors and the outcome of other issues submitted to the stockholders for approval. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” We cannot assure you that the interests of Behrman and its affiliates will not conflict with the interests of the holders of our senior notes and related stockholder matters. In particular, Behrman and its affiliates may cause a change of control at a time when we do not have sufficient funds to repurchase the notes, or to repay our credit facility.

Item 2. Properties

Our headquarters are located in St. Cloud, Minnesota. We own eight and lease two manufacturing facilities. We believe that our facilities are currently operating at approximately 95% of overall plant capacity. We intend to maintain current levels of capacity utilization while handling an increased volume of sales through increases in operating efficiencies and growth investments at our hardwood component, door and engineered woods facilities. We expanded our Molalla, Oregon plant in 2004 to create additional capacity for customers located on the West Coast. We have also started the expansion of our Cabinet Door plant located in St. Cloud, Minnesota to create additional capacity, and in 2005 purchased land and an existing building for the creation of a lumber drying yard and roughmill in Greenville, Pennsylvania.

Our Woodcraft subsidiary operates three facilities in Minnesota, two of which are located in St. Cloud and one of which is in Foreston. Our Minnesota facilities manufacture hardwood components, and one of our St. Cloud facilities also produces approximately 65% of our hardwood doors. The hardwood door plant in St. Cloud includes high-volume hardwood door production together with flexible production cells required to respond to customer KAT orders. Our Woodcraft division also has a fourth facility located in Bowling Green, Kentucky where we manufacture hardwood components for shipment to our Minnesota facilities and to selected customers in the eastern United States. Our Woodcraft subsidiary in 2005 also acquired a facility located in Middlefield, Ohio, which manufactures hardwood component moldings, and also acquired a facility located in Greenville, Pennsylvania which will manufacture hardwood components for shipment to our Minnesota, Bowling Green, and Middlefield facilities.

In Wahpeton, North Dakota, our PrimeWood subsidiary manufactures RTF doors and components, VRPs and wrapped profiles. We believe our Wahpeton facility, which supplies cabinet manufacturers throughout North America, is one of the largest independent producers of engineered woods in North America. We acquired this facility in 1998 in connection with our acquisition of PrimeWood, Inc. The PrimeWood subsidiary in 2005 also began operations at a manufacturing facility in Lansing, Kansas that manufactures RTF doors and components. The Lansing facility is located in the Lansing Correctional Institute and employs inmates in the production of RTF components.

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

The following chart sets forth information regarding our headquarters and our ten manufacturing facilities:

Location	Primary Product Line	Square Footage	Description of Property Interest
St. Cloud, Minnesota	Headquarters	10,000	Owned
St. Cloud, Minnesota	Hardwood Doors	153,000	Owned
St. Cloud, Minnesota	Hardwood Components	157,450	Owned
Foreston, Minnesota	Hardwood Components	137,770	Owned
Bowling Green, Kentucky	Hardwood Components	116,880	Owned
Middlefield, Ohio	Hardwood Components	40,000	Leased
Greenville, Pennsylvania	Hardwood Components	80,000	Owned
Wahpeton, North Dakota	RTF Doors and Components, VRP	200,000	Owned
Lansing, Kansas	RTF Doors and Components	19,000	Leased
Molalla, Oregon	Hardwood and RTF Doors	100,000	Owned
Orwell, Ohio	Hardwood Doors	40,000	Owned

Item 3. Legal Proceedings

We are involved in various proceedings incidental to the ordinary conduct of our business. We do not presently believe that any of the proceedings currently pending will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 4. Submission of Matters to Vote of Security Holders

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for any class of common equity of WII Components, Inc. As of March 14, 2006, there are 12 holders of record of WII Component’s voting stock and 1 holder of record of non-voting common stock.

On February 24, 2004, we used $39.0 million of the net proceeds from the offering of the senior notes to make payments to our stockholders through a combination of dividends and redemptions of common stock. Any payment of future dividends and the amounts thereof will be dependent upon the Company’s earnings, fiscal requirements and other factors deemed relevant by the Company’s Board of Directors. Certain restrictive covenants contained in the Company’s senior secured credit facility and the indenture governing the senior notes currently limit its ability to make dividend or other payments.

In April 2004, we issued 2,142,857 shares of common stock at $3.85 per share in connection with our acquisition of Grand Valley. On April 22, 2004 we granted 489,000 options to certain of our employees to purchase our common stock at an excercise price of $3.85 per share. On December 31, 2004 we granted 50,000 options to certain of our employees to purchase our common stock at an exercise price of $3.85 per share.

On July 28, 2005, we issued 1,016,488 shares of common stock at $4.67 per share to our existing stockholders in connection with our acquisition of substantially all of the assets of Dimension Moldings, Inc. On August 15, 2005 we granted 255,000 options to certain of our employees to purchase our common stock at an exercise price of $4.67 per share. On October 26, 2005 we granted 40,000 options to certain of our employees to purchase our common stock at an exercise price of $4.67 per share.

Item 6. Selected Financial Data

The following table sets forth certain of our historical consolidated financial data. We refer to the Company prior to its acquisition by Behrman Capital III L.P. on April 9, 2003 as the “Predecessor.” For accounting purposes, this acquisition was recorded with an effective date of April 1, 2003 and accounted for using the purchase method of accounting. Therefore, the financial information for periods after April 1, 2003 may not be comparable to financial information for periods prior to April 1, 2003. We refer to the Company after its acquisition by Behrman Capital III L.P. on April 9, 2003 as the “Successor”. The selected historical consolidated financial data as of and for the years ended December 31, 2005, 2004, 2002, and 2001; as of and for the three months ended March 31, 2003; and as of and for the nine months ended December 31, 2003 have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and accompanying notes included elsewhere in this annual report.

	Successor			Predecessor
			Nine Months	Three Months
			Ended	Ended
	Year Ended December 31,		December 31,	March 31,	Year Ended December 31,
	2005 (1)	2004 (2)	2003	2003	2002 (3)	2001
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$259,603	$203,066	$132,647	$40,980	$143,832	$120,903
Cost of sales	217,127	167,042	107,478	32,071	115,827	103,910
Gross profit	42,476	36,024	25,169	8,909	28,005	16,993
Total operating expenses (4)	15,303	12,880	8,490	4,188	11,298	9,700
Operating income	27,173	23,144	16,679	4,721	16,707	7,293
Interest expense	13,561	12,767	6,343	835	3,358	4,409
Other loss (income), net (5)	(50)	3,414	(68)	(28)	748	(18)
Income tax expense	5,487	2,684	3,852	1,404	4,983	1,223
Net income	$8,175	$4,279	$6,552	$2,510	$7,618	$1,679
Other Financial Data:
EBITDA (6)	$33,983	$25,801	$20,799	$6,032	$20,724	$12,625
EBITDA margin (7)	13.1%	12.7%	15.7%	14.7%	14.4%	10.4%
Depreciation and amortization (8)	$6,760	$6,071	$4,052	$1,283	$4,765	$5,314
Capital expenditures (9)	11,787	5,733	5,005	533	2,270	1,692
Net cash provided by operating activities	12,990	15,969	17,203	989	11,308	12,655
Balance Sheet (at end of period):
Total assets	$221,594	$194,987	$173,925	$81,091	$76,879	$65,896
Long-term debt, plus current maturities	127,500	120,000	94,948	32,273	32,634	32,381
Capital lease obligations	2,466	3,122	4,488	4,166	4,342	4,242
Accumulated preferred stock	$—	$—	$—	$28,245	$27,062	$20,529

(1) In July 2005, the Company acquired substantially all of the assets of a moldings manufacturing company operating under the name Dimension Moldings, Inc. through an asset purchase. The results of operations for this acquired business have been included in our financial statements since the date of acquisition. Our results of operations for periods since the acquisition may not be comparable to our results of operations for the periods prior to the acquisition.

(2) In April 2004, the Company acquired Grand Valley, Inc. through an asset purchase. The results of operations for this acquired business have been included in our financial statements since the date of acquisition. Our results of operations for periods since the acquisition may not be comparable to our results of operations for the periods prior to the acquisition.

(3) In July 2002, the Predecessor acquired Brentwood, Inc. through an asset purchase. The results of operations for this acquired business have been included in our financial statements since the date of acquisition. Our results of operations for periods since the acquisition may not be comparable to our results of operations for the periods prior to the acquisition.

(4) Total operating expenses include $1.0 million of stock compensation expense in 2002 related to stock option variable accounting and the issuance of common stock, $1.8 million of payments to holders of our capital stock in the three months ended March 31, 2003 for certain tax liabilities incurred upon the sale of our predecessor’s capital stock in connection with our acquisition by Behrman Capital III L.P, $0.8 million of stock compensation expense in 2004 related to stock option variable accounting, and $1.8 million of stock compensation expense in 2005 related to stock option variable accounting.

(5) The Company incurred a $0.8 million expense in 2002 related to the modification of credit facility debt in connection with the acquisition of our Brentwood subsidiary. For the fiscal year ended December 31 2004, the Company wrote off $3.5 million of financing fees related to the old credit facility.

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

	Successor			Predecessor
			Nine Months	Three Months
			Ended	Ended
	Year Ended December 31,		December 31,	March 31,	Years Ended December 31,
	2005	2004	2003	2003	2002	2001
	(Dollars in thousands)
Net income	$8,175	$4,279	$6,552	$2,510	$7,618	$1,679
Interest expense	13,561	12,767	6,343	835	3,358	4,409
Income tax expense	5,487	2,684	3,852	1,404	4,983	1,223
Depreciation and amortization	6,760	6,071	4,052	1,283	4,765	5,314
EBITDA	$33,983	$25,801	$20,799	$6,032	$20,724	$12,625

(7) Represents EBITDA divided by net sales.

(8) Depreciation and amortization does not include amortization of deferred financing fees (which are included in interest expense) for the fiscal years ended December 31, 2001, 2002, 2004 and 2005 of $0.3 million, $0.4 million, $1.0 million and $1.0 million, respectively; for the three months ended March 31, 2003 of $0.1 million; for the nine months ended December 31, 2003 of $0.7 million.

(9) Includes capital expenditures in Accounts Payable at the end of the period, which has not been paid in cash. See “Consolidated Statements of Cash Flows” included in the consolidated financial statements elsewhere in this report for more information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and related notes appearing elsewhere in this annual report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations.

Overview

We are one of the leading manufacturers of hardwood cabinet doors and components and engineered wood products in the United States. Our products include (1) hardwood cabinet door components, face frames and drawer fronts, (2) fully assembled hardwood cabinet doors, (3) rigid thermofoil, or RTF, cabinet doors and components, (4) veneer raised panels, or VRPs, and (5) a variety of laminated and profile-wrapped components. We generate approximately 95% of our sales from the kitchen and bath cabinet manufacturing industry. Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders. We conduct all of our operations through our Woodcraft, PrimeWood, Grand Valley and Brentwood subsidiaries and we operate ten manufacturing facilities located in Minnesota, North Dakota, Oregon, Ohio, Kansas, Pennsylvania, and Kentucky that allow us to distribute our products nationwide.

In the past eight years, we have consummated four strategic acquisitions that have enhanced our market position, product breadth and geographic reach. In June 1998, we acquired PrimeWood, a manufacturer of RTF, VRP and profile-wrapped engineered wood products based in North Dakota. In July 2002, we acquired Brentwood, a manufacturer of solid wood and RTF cabinet doors located in Oregon. In April 2004, we acquired Grand Valley, a manufacturer of solid wood cabinet doors located in Ohio. In July 2005, we acquired substantially all of the assets of Dimension Moldings, Inc. (DMI), an Ohio corporation, which was in the business of manufacturing hardwood component moldings at a facility located in Middlefield, Ohio. Following the acquisition, our Woodcraft subsidiary manufactures hardwood component moldings at the Middlefield facility for sale to one of our major customers.

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

In February 2004, we entered into a senior secured revolving credit facility and used the proceeds from the sale of our 10% Senior Notes due 2012 to pay off the term loans and revolving line of credit under our old senior credit facility, pay a dividend of approximately $21.5 million, to repurchase an aggregate of 3,317,580 shares of our voting and non-voting common stock from all of our existing stockholders on a proportionate basis for an aggregate purchase price of approximately $17.5 million or $5.29 per share and to pay financing costs of $7.4 million.

In September 2005, we amended and restated our existing senior secured revolving credit facility by expanding the revolving line of credit capacity to $40.0 million, advancing a $7.5 million nonamortizing term loan, and allowing the flexibility to advance up to $7.5 million through June 30, 2006 on a nonamortizing capital expenditure loan. We have the option, without penalty, to prepay the term loan and capital expenditure loan throughout the loan commitment period.

Results of Operations

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

The years ended December 31, 2005 and 2004 are shown in the table below. The following table sets forth selected operating data derived from our consolidated statements of operations and presents this information as a percentage of net sales.

	Year Ended December 31, 2005	Year Ended December 31, 2004
	(Dollars in thousands)
Net sales	$259,603	$203,066
% of net sales	100.0%	100.0%
Cost of sales	217,127	167,042
% of net sales	83.6%	82.3%
Gross profit	42,476	36,024
% of net sales	16.4%	17.7%
Operating expenses	15,303	12,880
% of net sales	5.9%	6.3%
Operating income	27,173	23,144
% of net sales	10.5%	11.4%
Other expenses:
Interest expense	13,561	12,767
% of net sales	5.2%	6.3%
Other loss (income), net	(50)	3,414
% of net sales	0.0%	1.7%
Income taxes	5,487	2,684
% of net sales	2.1%	1.3%
Net income	8,175	4,279
% of net sales	3.1%	2.1%

Net Sales. Net sales increased $56.5 million, or 27.8%, from $203.1 million for the year ended December 31, 2004 to $259.6 million for the year ended December 31, 2005. Our hardwood product line increased $50.7 million attributable to (i) increases in volume due in part to overall industry growth and in part to market share gain, (ii) the acquisition of Grand Valley in 2004 and the acquisition of the assets of Dimension Moldings, Inc. in July 2005, and (iii) to a lesser extent, price adjustments due to increases in raw material costs. The remaining $5.8 million increase in sales relates to our engineered wood products line and is attributable to increases in volume due to overall industry growth and market share gain.

Cost of Sales. Cost of sales increased $50.1 million, or 30.0%, from $167.0 million for the year ended December 31, 2004 to $217.1 million for the year ended December 31, 2005. This increase in cost of sales is primarily attributable to higher material, labor, and overhead costs as a result of higher volume of sales, but other factors include; (i) increased material and labor costs related to operational inefficiencies at our Grand Valley facility, (ii) additional costs, such as overtime pay, as a result of us operating at near full capacity, (iii) inflation, primarily in respect of raw material costs, in each case related to both our hardwood and engineered wood product lines, (iv) start-up costs in our Pennsylvania facility, and (v) unfavorable margins on an import program. These costs were partially offset by gains in operational efficiencies in our other facilities and by spreading our fixed costs over a larger sales base.

Gross Profit. Gross profit increased $6.4 million, or 17.7%, from $36.1 million for the year ended December 31, 2004 to $42.5 million for the same period in 2005 as a result of the factors described above. As a percentage of net sales, our gross profit decreased 130 basis points from 17.7% for the year ended December 31, 2004 to 16.4% for the same period in 2005. This decrease in gross profit margins is attributable to (i) increased material and labor costs related to operational inefficiencies at our Grand Valley facility, (ii) additional costs, such as overtime pay, as a result of us operating at near full capacity, (iii) inflation, primarily in respect of raw material costs, in each case related to both our hardwood and engineered wood product lines, (iv) start-up costs in our Pennsylvania facility, and (v) unfavorable margins on an import program. These costs were partially offset by gains in operational efficiencies in our other facilities and by spreading our fixed costs over a larger sales base.

Operating Expenses. Operating expenses increased $2.4 million, or 18.6%, from $12.9 million for the year ended December 31, 2004 to $15.3 million for the year ended December 31, 2005. The increase consists partially of (i) $0.9 million for additional stock compensation expense in 2005, (ii) $1.0 million due to the inclusion of twelve full months of operations of Grand Valley in 2005, which includes $0.3 million of amortization for a Customer Relationship intangible asset, (iii) $0.5 million due to the inclusion of five full months of operations of our Middlefield facility, which includes $0.4 million of amortization for a Customer Relationship intangible asset,  (iv) $0.1 million for twelve full months of amortization on financing fees related to the 2004 credit facility, (v) $0.2 million for additional telephone and information systems expenses, (vi) $0.1 million for additional bad debt expense, and (vii) $0.3 million for additional professional fees. The increase in operating expenses for the fiscal year ended December 31, 2005 is partially offset by certain expenses incurred in the fiscal year ended December 31, 2004 which include (i) $0.8 million of additional incentive compensation paid to certain key employees in February 2004 in recognition of our improved financial performance and the successful completion of the offering of the senior notes, and (ii) $0.3 million of consulting and noncompete expense in 2004 for the previous owner of a subsidiary of Woodcraft Industries, Inc. As a percentage of sales, operating expenses declined from 6.3% for the year ended December 31, 2004 to 5.9% for the same period in 2005, reflecting the scale benefits of a higher sales base in 2005 and the higher level of certain expenses incurred in 2004, as described above.

Operating Income. Operating income increased by $4.0 million, or 17.2%, from $23.2 million for the year ended December 31, 2004 to $27.2 million for the year ended December 31, 2005 as a result of the net effect of the factors described above.

Interest Expense. Interest expense increased $0.8 million, or 6.3%, from $12.8 million for the year ended December 31, 2004 to $13.6 million for the year ended December 31, 2005. This increase relates to the increase in debt and the higher interest rate in connection with the issuance of the $120.0 million senior notes in February 2004.

Other loss (income). Other loss (income) changed from $3.4 million of other loss for the year ended December 31, 2004 to $0.1 million of other income for the year ended December 31, 2005 primarily reflecting the write-off of financing fees related to the senior credit facility, which was subsequently paid-off in February 2004.

Income tax expense. Income tax expense increased $2.8 million, or 103.7% from $2.7 million for the year ended December 31, 2004 to $5.5 million for the year ended December 31, 2005 as a result of increased earnings. The effective tax rate increased 170 basis points from 38.5% in 2004 to 40.2% in 2005. This increase is a result of the increase in the tax rate due to additional state taxes owed as a result of acquisitions.

Net Income. Net income increased $3.9 million, or 90.7%, from $4.3 million for the year ended December 31, 2004 to $8.2 million for the year ended December 31, 2005 as a result of the factors described above.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

For purposes of the discussion of the results of operations for the twelve months ended December 31, 2004 and 2003 below, the results of operations for the company for the nine-month period ended December 31, 2003 and the results of operations for the predecessor for the three-month period ended March 31, 2003 have been combined in the table below. The results of operations for the company for the nine-month period ended December 31, 2003 includes purchase accounting adjustments due to the Acquisition, which will be discussed throughout the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. The following table sets forth selected operating data derived from our consolidated statements of operations and presents this information as a percentage of net sales.

	WII Components, Inc.	Combined	Predecessor	WII Components, Inc.
	Year Ended December 31, 2004	Year Ended December 31, 2003	Three Months Ended March 31, 2003	Nine Months Ended December 31, 2003
	(Dollars in thousands)
Net sales	$203,066	$173,627	$40,980	$132,647
% of net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	167,042	139,549	32,071	107,478
% of net sales	82.3%	80.4%	78.3%	81.0%
Gross profit	36,024	34,078	8,909	25,169
% of net sales	17.7%	19.6%	21.7%	19.0%
Operating expenses	12,880	12,678	4,188	8,490
% of net sales	6.3%	7.3%	10.2%	6.4%
Operating income	23,144	21,400	4,721	16,679
% of net sales	11.4%	12.3%	11.5%	12.6%
Other expenses:
Interest expense	12,767	7,178	835	6,343
% of net sales	6.3%	4.1%	2.0%	4.8%
Other loss (income), net	3,414	(96)	(28)	(68)
% of net sales	1.7%	-0.1%	-0.1%	-0.1%
Income taxes	2,684	5,256	1,404	3,852
% of net sales	1.3%	3.0%	3.4%	2.9%
Net income	4,279	9,062	2,510	6,552
% of net sales	2.1%	5.2%	6.1%	4.9%

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

Operating Expenses. Operating expenses increased $0.2 million, or 1.6%, from $12.7 million for the year ended December 31, 2003 to $12.9 million for the same period in 2004. The increase consists of (i) $0.8 million of additional incentive compensation paid to certain key employees in February 2004 in recognition of our improved financial performance and the successful completion of the offering of the senior notes, (ii) $1.2 million due to the inclusion of eight full months of operations of Grand Valley in 2004, (iii) $0.5 million for bad debt expense due to a reversal of an allowance for doubtful account reserve in 2003, and (iv) $0.5 million for stock compensation expense. This increase was offset partially by (i) $1.5 million in cash payments to holders of the predecessor’s capital stock for certain tax liabilities incurred upon the sale of capital stock in April 2003, (ii) $0.3 million for lower bonus expense based on 2004 performance versus budget, (iii) $0.2 million write-down of an impaired asset in 2003, (iv) $0.1 million of periodic fees paid in 2003 to the private equity firm which managed the equity fund that owned the predecessor, (v) $0.2 million of lower depreciation expense, and (vi) $0.4 million of consulting and noncompete expense in 2003 for the previous owner of a subsidiary of Woodcraft Industries, Inc.

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

Refinancing. On February 18, 2004, we issued $120.0 million of 10% senior notes due in 2012, and paid the entire outstanding balance of our old senior secured credit facility and terminated the related credit agreement. Under that credit facility, we had three outstanding term loans and a $15.0 million revolving credit facility. Our existing $55.0 million credit facility, which was amended and restated in September 2005, provides for revolving credit of up to $40.0 million subject to a borrowing base, a $7.5 million nonamortizing term loan, and a $7.5 million nonamortizing capital expenditure loan to be drawn upon through June 30, 2006. The outstanding principal bears interest at a fluctuating rate equal to either the base rate plus 2 3/4% per annum or LIBOR plus 3.0% per annum. As of December 31, 2005 the borrowing base allowed for $36.1 million of the $40.0 million revolving credit. We had no amount outstanding under our revolving credit for either the year ended December 31, 2005 or the year ended December 31, 2004. As of December 31, 2005 we had $7.5 million outstanding and no amount outstanding, under the nonamortizing term loan and nonamortizing capital expenditure loan, respectively. As of December 31, 2004 we had no amounts outstanding under either the nonamortizing term loan or the nonamortizing capital expenditure loan. We must comply with certain financial covenants under our credit facility including maintenance of a minimum fixed charge coverage ratio, a maximum total leverage ratio and an EBITDA minimum. As of December 31, 2005 and December 31, 2004 we were in compliance with these covenants. As of December 31, 2005 we had $2.5 million of capital lease obligations, of which $1.3 million was current and as of December 31, 2004 we had $3.1 million of capital lease obligations, of which $0.9 million was current.

The acquisition of substantially all of the assets of Dimension Moldings, Inc, and associated fees and expenses at closing were funded one-half by the sale of shares of the Company’s voting common stock to existing stockholders, and the remainder with operating cash and a draw down on the Company’s senior secured credit facility. In the first quarter 2006, we paid an earn-out payment in the amount of $2.0 million to the owners of DMI as a result of the operations of the DMI assets meeting agreed upon earnings targets.

Our existing senior secured revolving credit facility and the indenture for the senior notes impose certain restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Indebtedness under our existing senior secured revolving credit facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

Cash flow from operating activities. As of December 31, 2005, we had $4.0 million of cash and cash equivalents available for working capital purposes. As of December 31, 2004, we had approximately $2,000 of cash and cash equivalents available for working capital purposes. Cash provided by operating activities for the years ended December 31, 2005 and 2004 was $13.0 million and $16.0 million, respectively. This decrease was mainly attributable to increases in accounts receivable and inventories due to sales growth, and the additional manufacturing facilities in 2005. This decrease was partially offset with increased net income in 2005 (as decribed earlier), net of the loss on modification of debt from 2004.

Cash flow from investing activities. Net cash used in investing activities was $20.2 million for the year ended December 31, 2005 and $21.6 million for the year ended December 31, 2004. Capital expenditures in 2005 were $11.8 million, of which $11.1 million was paid in 2005 and $0.7 million was included in ending Accounts Payable as of December 31, 2005 compared to $5.7 million for the year ended December 31, 2004. The increase is primarily due to expenditures in 2005 for (i) the expansion of our St. Cloud door plant and (ii) the purchase of land and an existing building for the creation of a lumber drying yard and roughmill in Greenville, Pennsylvania. Net cash used in investing activities includes $9.3 million for the year ended December 31, 2005 due to the acquisition of the assets of Dimension Moldings, Inc. The year ended December 31, 2004 included $15.9 million related to the acquisition of Grand Valley.

Cash flow from financing activities. Net cash provided by financing activities for the year ended December 31, 2005 was $11.2 million, primarily attributable to cash inflows from the new $7.5 million term loan funded under the new financing agreement and $4.7 million for stock issued for the Dimension Moldings, Inc. acquisition. Net cash provided by financing activities in the year ended December 31, 2004 totaled $5.6 million.

Dividends. In the three months ended March 31, 2003, the predecessor paid a dividend in the amount of $11.4 million to its preferred shareholders. We are limited by our current debt covenants regarding the payment of dividends. On February 24, 2004, we used $39.0 million of the net proceeds from our February 2004 note offering to make payments to our stockholders through a combination of dividends and redemptions of common stock.

We anticipate that the funds generated by operations and funds available under the senior secured credit facility will be sufficient to meet working capital requirements and to finance capital expenditures over the next twelve months. We cannot provide assurances that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot provide assurances that we will be able to refinance any of our indebtedness, including our senior secured revolving credit facility and the notes, on commercially reasonable terms, if at all. We are currently approaching our full manufacturing capacity. We intend to incur capital expenditures in order to continue to fulfill increased manufacturing demands, including without limitation, the expenditure of an aggregate amount between $16.0 to $18.0 million to acquire and expand a roughmill facility in Pennsylvania and expand our St. Cloud door facility. As of December 31, 2005, we have spent approximately $4.9 million of the expected expansion costs described above.  These expansion costs include the acquisition of the roughmill facility.

Schedule of Certain Contractual Obligations

The following table details our projected payments for our significant contractual obligations as of December 31, 2005. The table is based upon available information and certain assumptions that we believe are reasonable.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(Dollars in thousands)
Long-term debt obligations	$—	$—	$127,500	$—	$127,500
Interest expense on fixed rate debt	12,094	36,060	25,500	—	73,654
Capital lease obligations	1,262	1,204	—	—	2,466
Operating lease obligations	446	868	247	—	1,561
Total contractual cash obligations	$13,802	$38,132	$153,247	$—	$205,181

In February 2004, the Company completed the offering of $120 million of 10% senior notes due 2012. The 10% interest on the $120 million of senior notes is paid every six months.

In September 2005, the Company entered into an Amended and Restated Credit Facility that includes a $40.0 million revolving line of credit, a $7.5 million nonamortizing term loan, and a $7.5 million nonamortizing capital expenditure loan to be drawn upon through June 30, 2006. The outstanding principal bears interest at a fluctuating rate equal to either the base rate plus 2 3/4% per annum or LIBOR plus 3.0% per annum. As of December 31, 2005 the Company had $7.5 million outstanding under our credit facility. We must comply with certain financial covenants under the credit facility including maintenance of a minimum fixed charge coverage ratio, a maximum total leverage ratio and an EBITDA minimum. As of December 31, 2005 the Company was in compliance with these covenants.

The Company leases certain equipment under capital lease agreements with interest rates of 3.65% to 7.92%. The agreements expire at various dates through 2008.

From time to time, we acquire the use of certain assets, such as warehouses, forklifts, trailers, and office equipment through operating leases. Many of these operating leases have termination penalties. However, because the assets are used in the conduct of our business operations, it is unlikely that any significant portion of these operating leases would be terminated prior to the normal expiration of their lease terms. Therefore, we consider the risk related to termination penalties to be minimal.

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

Goodwill. We adopted Statement of Financial Accounting Standards, (SFAS) No. 142, Goodwill and Other Intangible Assets, and accordingly have discontinued the amortization of goodwill. We evaluate goodwill for impairment annually or whenever an indicator of impairment occurs. If events or circumstances change, including reductions in anticipated cash flows generated by operations, goodwill could become impaired and result in a charge to earnings.

Impairment of Long-Lived Assets. We evaluate the carrying value of long-lived assets, such as property, plant and equipment, for impairment when events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there is identifiable cash flows. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the asset or group of assets, the carrying value is reduced to its estimated fair value. Fair value is estimated based on the best information available, including prices for similar assets or results of valuation techniques such as discounting estimated future cash flows.

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

The Company is subject to audits in the tax jurisdictions in which it operates. Upon audit, these taxing jurisdictions could retroactively disagree with our tax treatment of certain items. Consequently, the actual liabilities with respect to any year may be determined long after financial statements have been issued. The Company establishes tax reserves for estimated tax exposures. These potential exposures result from varying applications of statutes, rules, regulations, case law and interpretations. The settlement of these exposures primarily occurs upon finalization of tax audits. However, the amount of the exposures can also be impacted by changes in tax laws and other factors. The Company believes that it has established the appropriate reserves for these estimated exposures. However, actual results may differ from these estimates. The resolution of these tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statement of operations for a particular future period and on the Company’s effective tax rate.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123 and issued SFAS No. 123(R). This Statement supersedes APB No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123R requires recognition of an expense for employee services provided in exchange for a share-based payment based on the grant date fair market value. The Company is required to adopt SFAS No. 123R as of January 1, 2006. As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be recognized as current period charges. The Statement also requires that fixed production overhead be allocated to conversion costs based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred by the Company beginning January 1, 2006. The adoption of this Statement will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk. We are exposed to market risk relating to changes in interest rates in respect of a portion of our long-term debt and a portion of our capital leases. As of December 31, 2005, we had $7.5 million outstanding under the nonamortizing term loan issued under our senior secured credit facility, all of which bear interest at variable rates. In addition, as of that date, we had approximately $0.9 million of capital leases that bear interest at variable rates. We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WII Components, Inc.
St. Cloud, Minnesota

We have audited the accompanying consolidated balance sheets of WII Components, Inc. and Subsidiaries (the “Successor”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004 and for the period from inception (April 1, 2003) to December 31, 2003. We have also audited the accompanying consolidated statement of operations, stockholders’ equity, and cash flows of Woodcraft Industries Inc. and Subsidiaries (the “Predecessor” along with the Successor, herein referred to as the “Company”) for the three-month period ended March 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the period from inception (April 1, 2003) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Further, in our opinion, the Predecessor’s consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the three-month period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Minneapolis, Minnesota
March 22, 2006

WII COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(In thousands, except share and per share amounts)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash	$3,981	$2
Accounts receivable—net of allowance for doubtful accounts of $118 and $209, respectively	14,682	9,564
Inventories	20,770	16,742
Deferred income taxes	1,163	1,437
Income tax receivable	—	768
Other current assets	1,329	1,176
Total current assets	41,925	29,689
PROPERTY, PLANT, AND EQUIPMENT:
Land	4,218	3,175
Buildings and yards	21,896	20,197
Equipment	37,552	27,480
Less accumulated depreciation	(13,745)	(8,600)
Property, plant, and equipment—net	49,921	42,252
GOODWILL AND OTHER ASSETS:
Goodwill	107,748	107,601
Customer relationship	14,896	7,347
Noncompete agreements	849	1,201
Other assets	6,255	6,897
Total goodwill and other assets	129,748	123,046
TOTAL	$221,594	$194,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$1,262	$928
Accounts payable	6,993	5,808
Accrued payroll	3,674	3,207
Other current liabilities	13,027	9,107
Total current liabilities	24,956	19,050
LONG-TERM DEBT—Net of current maturities	127,500	120,000
CAPITAL LEASE OBLIGATIONS—Net of current maturities	1,204	2,194
DEFERRED INCOME TAXES	4,015	4,526
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Common stock:
Voting, $0.01 par—28,000,000 shares authorized; 21,751,331 and 20,734,843 shares issued and outstanding, respectively	217	207
Nonvoting, $0.01 par—1,000,000 shares authorized; 854,261 and 854,261 issued and outstanding, respectively	9	9
Additional paid-in capital	51,927	45,410
Retained earnings	11,766	3,591
Total stockholders’ equity	63,919	49,217
TOTAL	$221,594	$194,987

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES (SUCCESSOR), AND

WOODCRAFT INDUSTRIES, INC. AND SUBSIDIARIES (PREDECESSOR)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Successor			Predecessor
			Nine Months	Three Months
			Ended	Ended
	Year Ended December 31,		December 31,	March 31,
	2005	2004	2003	2003
NET SALES	$259,603	$203,066	$132,647	$40,980
COST OF SALES	217,127	167,042	107,478	32,071
Gross profit	42,476	36,024	25,169	8,909
OPERATING EXPENSES:
General and administrative	10,299	9,124	6,278	1,396
Selling and marketing	3,222	2,949	2,219	733
Stock compensation expense	1,780	844	—	1,841
Loss (gain) on sale of assets	2	(37)	(7)	218
Total operating expenses	15,303	12,880	8,490	4,188
OPERATING INCOME	27,173	23,144	16,679	4,721
OTHER INCOME (EXPENSE):
Interest income	45	28	59	22
Interest expense	(13,561)	(12,767)	(6,343)	(835)
Loss on modification of debt	—	(3,454)	—	—
Other income	5	12	9	6
Total other expense	(13,511)	(16,181)	(6,275)	(807)
INCOME BEFORE PROVISION FOR INCOME TAXES	13,662	6,963	10,404	3,914
PROVISION FOR INCOME TAXES	5,487	2,684	3,852	1,404
NET INCOME	$8,175	$4,279	$6,552	$2,510

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES (SUCCESSOR), AND

WOODCRAFT INDUSTRIES, INC. AND SUBSIDIARIES (PREDECESSOR)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

						Retained	Accumulated
	Common Stock				Additional	Earnings	Other
	Voting		Nonvoting		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Total
PREDECESSOR
BALANCE—December 31, 2002	979,500	$10	85,348	$1	$2,240	$(5,354)		$(3,103)
Series A, Series B, and Series C redeemable preferred stock cumulative dividends						(1,183)		(1,183)
Stock option modification					334			334
Net income						2,510		2,510
BALANCE—March 31, 2003	979,500	$10	85,348	$1	$2,574	$(4,027)	$—	$(1,442)
SUCCESSOR
INITIAL CAPITALIZATION—April 1, 2003	14,813,827	$148	1,000,000	$10	$47,283	$—	$—	$47,441
Derivative instrument							141	141
Net income						6,552		6,552
Total comprehensive income								6,693
BALANCE—December 31, 2003	14,813,827	$148	1,000,000	$10	$47,283	$6,552	$141	$54,134
Conversion of convertible note	6,950,000	70			20,780			20,850
Repurchase of common stock	(3,171,841)	(32)	(145,739)	(1)	(17,517)			(17,550)
Dividend distribution					(14,209)	(7,240)		(21,449)
Stock compensation expense					844			844
Stock issued to fund acquisition	2,142,857	21			8,229			8,250
Net income						4,279		4,279
Derivative instrument							(141)	(141)
Total comprehensive income								4,138
BALANCE—December 31, 2004	20,734,843	$207	854,261	$9	$45,410	$3,591	$—	$49,217
Stock compensation expense					1,780			1,780
Stock issued to fund acquisition	1,016,488	10			4,737			4,747
Net income						8,175		8,175
BALANCE—December 31, 2005	21,751,331	$217	854,261	$9	$51,927	$11,766	$—	$63,919

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES (SUCCESSOR), AND

WOODCRAFT INDUSTRIES, INC. AND SUBSIDIARIES (PREDECESSOR)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor			Predecessor
			Nine Months	Three Months
			Ended	Ended
	Year Ended December 31,		December 31,	March 31,
	2005	2004	2003	2003
OPERATING ACTIVITIES:
Net income	$8,175	$4,279	$6,552	$2,510
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on modification of debt	—	3,454	—	—
Depreciation and amortization	6,760	6,071	4,052	1,282
Amortization of debt issue costs	1,054	1,011	712	87
Deferred income taxes	(234)	145	87	175
Loss (gain) on sale of assets	2	(37)	(7)	218
Stock compensation expense	1,780	844	—	334
Change in operating assets and liabilities:
Accounts receivable	(4,750)	(190)	1,959	(4,393)
Inventories	(2,929)	(3,263)	(533)	(1,593)
Other current assets	649	1,481	3,763	37
Accounts payable	149	(811)	481	686
Accrued payroll and other current liabilities	2,334	2,985	137	1,646
Total adjustments	4,815	11,690	10,651	(1,521)
Net cash provided by operating activities	12,990	15,969	17,203	989
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(11,136)	(5,733)	(5,005)	(533)
Middlefield acquisition	(9,289)	—	—	—
Grand Valley acquisition	—	(15,937)	—	—
Proceeds from sale of assets	234	2	7	11
Change in other assets	(17)	59	(163)	79
Net cash used in investing activities	(20,208)	(21,609)	(5,161)	(443)
FINANCING ACTIVITIES:
Principal payments under long-term financing agreements	(16,655)	(92,097)	(17,278)	(6,737)
Borrowings of long-term debt	23,500	135,782	3,387	6,200
Dividend distribution .	—	(21,449)	—	—
Issuance of common stock	4,747	8,250	—	—
Repurchase of common stock	—	(17,550)	—	—
Debt issuance costs	(395)	(7,385)	—	—
Termination of interest rate collar	—	52	—	—
Net cash provided by (used in) financing activities	11,197	5,603	(13,891)	(537)
NET (DECREASE) INCREASE IN CASH	3,979	(37)	(1,849)	9
CASH—Beginning of period	2	39	1,888	2
CASH—End of period	$3,981	$2	$39	$11
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,498	$9,050	$3,124	$681
Cash paid for income taxes—net	$3,682	$664	$7,574	$411
NONCASH ACTIVITY:
Capital Expenditures in Accounts Payable	$651	$—	$—	$—
Accrued redeemable preferred stock cumulative dividends for Series A, B, and C	$—	$—	$—	$1,184
Conversion of subordinated convertible note and accrued interest to common stock	$—	$20,850	$—	$—

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES (SUCCESSOR),

AND WOODCRAFT INDUSTRIES, INC. AND SUBSIDIARIES (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

1. NATURE OF BUSINESS

Company Background  WII Components, Inc. (formerly WII Holdings, Inc. and referred to herein as the “Successor” or the “Company”), a Delaware corporation, was formed to acquire 100% of the common stock of Woodcraft Industries, Inc. and Subsidiaries (the “Predecessor” or “Company”) in a buyout (the “Acquisition”) from the former owners. On April 9, 2003, pursuant to a sale agreement between WII Components, Inc. and the former owners, WII Components, Inc. acquired the common stock of Woodcraft Industries, Inc. for a total of approximately $145 million. For accounting purposes, the acquisition date is considered to be April 1, 2003. WII Components, Inc. has no independent assets or operations separate from its consolidated subsidiaries.

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

The Company acquired a cabinet door manufacturer operating under the name Grand Valley Door Co. (“Grand Valley”) on April 30, 2004 (Note 5).

The Company acquired substantially all of the assets of a molding manufacturer operating under the name Dimension Moldings, Inc. on July 28, 2005 (Note 5). Those assets are being operated as a division of Woodcraft Industries, Inc, which is referred to as Woodcraft Middlefield.

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

Principles of Consolidation  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. On April 9, 2003, the Company completed the acquisition of Woodcraft Industries, Inc. and its wholly owned subsidiaries, PrimeWood, Inc. (“PrimeWood”) and Brentwood Acquisition, Corp. (“Brentwood”). On April 30, 2004 the Company completed the acquisition of Grand Valley, and on July 28, 2005 the Company completed the acquisition of substantially all of the assets of Dimension Moldings, Inc. (Note 5). All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents  All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

Revenue Recognition  The Company recognizes revenues and the related cost of sales when title passes, which is usually upon shipment of product under FOB shipping point terms. Freight billed to customers is included in sales. Shipping costs are included in cost of sales. Returns are estimated and provided for at the time of sale based on historical experience and current trends.

Concentration of Credit Risk  Accounts receivable comprises primarily trade receivables related to the sale of the Company’s products to its customers, primarily in the United States. The Company’s customers representing 10% or more of consolidated sales are as follows:

	Successor			Predecessor
			Nine Months	Three Months
			Ended	Ended
	Year Ended December 31,		December 31,	March 31,
	2005	2004	2003	2003
A	27.4%	16.9%	11.1%	10.0%
B	*	*	12.8	13.4
C	17.1	20.1	17.3	19.5
D	*	*	10.0	11.7

* Less than 10% of consolidated sales.

The Company’s customers that represent 10% or more of consolidated accounts receivable as of December 31 are as follows:

	2005	2004
A	33.7%	29.1%
C	10.7	12.0

Inventories  Inventories as of December 31 consisted of the following (in thousands):

	2005	2004
Raw materials	$11,369	$9,995
Work in process	5,954	4,796
Finished goods	4,360	2,901
LIFO adjustment	(913)	(950)
	$20,770	$16,742

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market. The remainder of the inventory is valued under the first-in, first-out method (“FIFO”). As of December 31, 2005, and 2004, inventory on the LIFO method represented 59% and 60% of the inventory balance, respectively.

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

Equipment includes assets under capital leases of $5.0 million and $5.0 million and accumulated depreciation and amortization related to such assets of $2.3 million and $1.8 million at December 31, 2005 and 2004, respectively.

Depreciation for the year ended December 31, 2005, the year ended December 31, 2004, the nine-month period ended December 31, 2003, and the three-month period ended March 31, 2003 was $5,152,000, $5,030,000, $3,604,000, and $1,134,000, respectively.

Goodwill  The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. In part, SFAS No. 142 states that companies must evaluate goodwill for impairment at least annually. The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year. Fair value is measured using a market multiple valuation method.

Customer Relationship  Customer relationship relates to an intangible asset recorded through the purchase price allocation of the Grand Valley acquisition and the acquisition of the assets of Dimension Moldings, Inc. for relationships with a significant customer. The original cost of these customer relationships is $16.6 million, and the related accumulated amortization as of December 31, 2005 is $1.5 million. The intangible assets are being amortized over the estimated life of 10 years. Amortization for the year ended December 31, 2005 was $1,154,000. Expected amortization is as follows for the years ended December 31 (in thousands):

2006	$1,657
2007	1,657
2008	1,657
2009	1,657
2010	1,657
2011-2015	6,611

Noncompete Agreement  Noncompete agreements primarily relate to agreements with the former owners of Brentwood, Grand Valley, and Dimension Moldings, Inc. The original cost of these noncompete agreements is $2.3 million, and the related accumulated amortization as of December 31, 2005 is $1.5 million. Noncompete rights are being amortized over the applicable terms of the agreements (5 years, 7 years, and 5 years, respectively), and are expected to be fully amortized by July 2007, April 2011, and July 2010, respectively. Amortization for the year ended December 31, 2005, the year ended December 31, 2004, the nine-month period ended December 31, 2003, and the three-month period ended March 31, 2003 was $453,000, $516,000, $448,000, and $149,000, respectively. As of December 31, 2005 the net noncompete intangible asset was $0.8 million. Expected amortization is as follows for the years ended December 31 (in thousands):

2006	$465
2007	285
2008	34
2009	34
2010	26
2011	5

Other Assets  Other assets primarily represent financing fees and are amortized straight-line over the term of the related financing agreement. During 2004 the company terminated its credit agreement and recorded a loss of $3.5 million.

Impairment of Long-Lived Assets  The Company evaluates the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by the associated discounted cash flows. There was no impairment write-downs during any of the periods presented.

Other Current Liabilities  Other current liabilities consisted of the following (in thousands):

	December 31,
	2005	2004

Self-insurance reserve	$1,789	$1,801
Accrued interest expense	4,617	4,693
Income tax payable	1,270	—
Contingent consideration of acquisitions	2,000	—
Other	3,351	2,613
	$13,027	$9,107

The Company is partially self-insured for medical and workers’ compensation costs, subject to maximum individual stop-loss amounts. The Company has established reserves related to insurance that are included in other current liabilities as noted above.

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

Information regarding stock options under all plans is summarized as follows:

	Successor						Predecessor
	Year Ended December 31, 2005		Year Ended December 31, 2004		Nine Months Ended December 31, 2003		Three Months Ended March 31, 2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	2,056,000	$2.32	1,617,000	$3.00		$—	14,250	$2.40
Granted	295,000	4.67	539,000	3.85	1,617,000	3.00
Exercised
Canceled			100,000	1.78
Outstanding, end of period	2,351,000	$2.62	2,056,000	$2.32	1,617,000	$3.00	14,250	$2.40
Exercisable, end of period	893,250	$2.09	379,250	$1.78		$3.00	14,250	$2.40
Weighted average fair value of options granted	$1.03		$.80		$.49		$—

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

In May 2003, 1,617,000 options were granted with terms of 10 years from the date of grant, and at an exercise price of $3.00 per share under the 2003 Plan. Issued options vest in equal annual installments over four years. The fair value of options granted during the nine months ended December 31, 2003 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate of 3.0%, an expected life of six years, and no volatility. During 2004, 100,000 options were cancelled. As a part of the February 2004 equity restructuring (Note 6), the Successor repriced the outstanding stock options. The Successor has adopted variable plan accounting for these options from the date of the repricing. Based on the fair value of the options as of December 31, 2005, the Successor expects to record approximately $1.9 million of compensation expense over the remaining vesting period of approximately one and one-half years. The Company recorded $1,780,000 and $844,000 of noncash compensation expense during the years ended December 31, 2005 and 2004, respectively.

In April and November 2004, the Company granted 489,000 and 50,000 options, respectively under the 2003 Plan. The fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate in April and November of 3.9% and 4.2%, respectively, an expected life of six years, and no volatility.

In August and October 2005, the Company granted 255,000 and 40,000 options, respectively, under its 2003 Plan. The fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate in August and October of 4.2% and 4.4%, respectively, an expected life of six years, and no volatility.

As of December 31, 2005 the range in exercise price for the outstanding stock options is $1.78 to $4.67 per share, and these options have a weighted average remaining contractual life of seven years and ten months.

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

	Successor			Predecessor
			Nine Months	Three Months
			Ended	Ended
	Year Ended December 31,		December 31,	March 31,
	2005	2004	2003	2003
Net income
As reported	$8,175	$4,279	$6,552	$2,510
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(134)	(67)	(132)	—
Pro forma	8,041	4,212	6,420	2,510

Derivative Instruments and Hedging Activities  All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated in a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and recognized in the statement of operations when the hedged item affects earnings. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, defines the requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are recognized in earnings. Management has determined that the Company has no freestanding or embedded derivatives as of December 31, 2005. (Note 6)  The Company’s policy is to not use freestanding derivatives for speculative purposes.

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

New Accounting Pronouncements  In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123 and issued SFAS No. 123(R). This Statement supersedes APB No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. SFAS No. 123R requires recognition of an expense for employee services provided in exchange for a share-based payment based on the grant date fair market value. The Company is required to adopt SFAS No. 123R as of January 1, 2006. As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. (see “Stock Options” above for SFAS No. 123 required disclosures).

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be recognized as current period charges. The Statement also requires that fixed production overhead be allocated to conversion costs based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred by the Company beginning January 1, 2006. The adoption of this Statement will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

3. BUSINESS SEGMENTS

The Company conducts its business within one reportable segment: the wood kitchen and bath products segment. The Company has two primary product categories: hardwood products and engineered wood products. Hardwood products produce a comprehensive line of hardwood doors and components. Engineered wood products includes rigid thermofoil doors and components, veneer raised panels, and wrapped profiles.

The Company’s sales by product category are as follows:

	Successor			Predecessor
			Nine Months	Three Months
			Ended	Ended
	Year Ended December 31,		December 31,	March 31,
	2005	2004	2003	2003
Hardwood products	$201,402	$150,713	$91,241	$28,665
Engineered wood products	58,201	52,353	41,406	12,315
Total	$259,603	$203,066	$132,647	$40,980

Substantially all sales are made within North America.

4. GOODWILL

The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year.  Based on the impairment test performed on December 31, 2005, the Company’s fair value exceeds the carrying value, resulting in no goodwill impairment.

The changes in the carrying amount of goodwill were as follows (in thousands):

	Successor			Predecessor
			Nine Months	Three Months
			Ended	Ended
	Year Ended December 31,		December 31,	March 31,
	2005	2004	2003	2003
Balance—Beginning of period	$107,601	$104,041	$104,041	$24,513
Goodwill acquired	—	3,770	—	—
Purchase accounting adjustment	147	(210)	—	(93)
Balance—End of period	$107,748	$107,601	$104,041	$24,420

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

Pro forma financial information is provided for informational purposes only and is not necessarily indicative of the Company’s operating results that would have occurred had the acquisition been consummated on the dates for which the consummation of the acquisitions are being given effect, nor is it necessarily indicative of the Company’s future operating results. The pro forma amounts do not reflect any operating efficiencies and cost savings that the Company believes are achievable.

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

On July 28, 2005, the Company acquired substantially all of the assets of a moldings manufacturing company operating under the name of Dimension Moldings, Inc. The Company paid a cash purchase price at closing of $9.3 million and will be required to pay up to an aggregate of $7.0 million if certain earnings targets are met at the end of each calendar year from 2005 to 2010. Slightly less than half of the purchase price paid at closing was funded with borrowings under the senior secured revolving credit facility and the remainder was funded from the proceeds of an equity contribution from existing stockholders. The acquired assets of Dimension Moldings, Inc are now operated and owned by Woodcraft Industries, Inc., the Company’s subsidiary.

The acquisition of the assets of Dimension Moldings, Inc. was accounted for using the purchase method of accounting. Accordingly, the assets acquired and the liabilities assumed by the Company were recorded at fair value as of the date of the acquisition, including assigning value to certain intangible assets acquired (a customer relationship for $8.7 million and a noncompete for $0.1 million). This purchase price allocation is preliminary and the Company expects to complete their review by the second quarter 2006. Based on this preliminary purchase price allocation, the Company determined the fair value of the net assets acquired exceeded the $9.3 million closing purchase price by approximately $2.0 million. As a result, the Company recorded a current liability of $2.0 million, which was paid in the first quarter of 2006. Any contingent consideration paid in excess of the original purchase price allocation will be recorded as goodwill; $147,000 was recorded during the fourth quarter of 2005. The pro forma effects of this transaction are not material to the Company’s results of operations. The components of the purchase price allocation are as follows (in thousands):

Current assets	$1,504
Property, plant, and equipment	1,271
Goodwill	147
Customer Relationship	8,704
Noncompete agreement	100
Assets acquired	11,726
Liabilities assumed	(437)
Net assets acquired	11,289
Contingent consideration	(2,000)
Closing purchase price	$9,289

6. FINANCING ARRANGEMENTS

Long-term debt consisted of the following (in thousands):

	December 31, 2005	December 31, 2004
Senior notes (10%) due 2012	$120,000	$120,000
Term loan, (7.33% at December 31, 2005) due 2010	7,500	—
Total debt	127,500	120,000
Less current maturities	—	—
	$127,500	$120,000

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

Credit Facility  On September 23, 2005, the Company entered into an Amended and Restated Credit Facility amending its prior $25.0 million revolving line of credit. The new credit facility includes a $40.0 million revolving line of credit, a $7.5 million nonamortizing term loan, and a $7.5 million nonamortizing capital expenditure loan to be drawn upon through June 30, 2006. The outstanding principal bears interest at a fluctuating rate equal to the base rate plus 2.75% per annum or LIBOR plus 3.0% per annum. It is optional for the Company, without penalty, to prepay the term loan and capital expenditure loan throughout the loan commitment period.

The Company’s senior secured credit facility and the indenture for the notes impose certain restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. The Company must comply with certain financial covenants under the credit facility including maintenance of a minimum fixed charge coverage ratio, a maximum total leverage ratio and an EBITDA minimum. As of December 31, 2005 the Company was in compliance with these covenants. Indebtedness under the existing senior secured revolving credit facility is secured by substantially all of the assets, including real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

Each of the Company’s subsidiaries, which are all 100% owned subsidiaries of the Company, have fully and unconditionally guaranteed the senior notes on a joint and several basis. The Company has no independent assets or operations. As a result, the Company has not presented separate financial statements of the subsidiary guarantors.

Subordinated Convertible Debt  The Company issued approximately $20 million of 5% Convertible Subordinated Notes due April 9, 2004 in April 2003. These notes were convertible at any time prior to maturity, unless previously redeemed, at the option of the holders into shares of the Company’s common stock at a conversion price of $3.00 per share, subject to certain adjustments. The notes were subordinated to the Company’s senior indebtedness. The notes were not subordinated to the Company’s trade payables or other general creditors of the Company. On February 9, 2004, these notes, along with approximately $0.9 million of related accrued interest, were converted into approximately 7.0 million shares of the Company’s $0.01 par value common stock.

Credit Agreement and Term Loans  In April 2003 the Company entered into a $90,500,000 credit facility that provides for $75,500,000 in term loans and a revolving line of credit of $15,000,000. In July 2003, the Company entered into a three-year interest rate collar transaction with a notional amount of $55,550,000 to limit the interest rate (LIBOR rate) on a portion of this variable rate debt between a floor of 1.2% and a cap of 6.0%. The Company discontinued this interest rate hedge in connection with the repayment of its old credit facility as described above, resulting in the receipt of approximately $52,000 upon settlement in 2004.

Maturities of Long-Term Debt  The Company has no long-term debt maturing until after December 31, 2009. The Company’s $120 million of 10% senior notes are set to mature in February 2012.

Capital Leases  The Company leases certain equipment under capital lease agreements with interest rates of 3.65% to 7.92%. The agreements expire at various dates through 2008. Future minimum lease payments required under these capital leases at December 31, 2005 are as follows (in thousands):

Year Ending December 31
2006	$1,356
2007	719
2008	545
Total capital lease obligations	2,620
Less amount representing interest	154
Present value of capital lease obligations	2,466
Less current maturities	1,262
Capital lease obligations—net of current maturities	$1,204

7. COMMITMENTS AND CONTINGENCIES

Operating Leases  The Company is obligated under various operating leases for warehouse space and plant equipment. Rental expense under these agreements was approximately $289,000 for the year ended December 31, 2005, $290,000 for the year ended December 31, 2004, $199,000 for the nine-month period ended December 31, 2003, and $66,000 for the three-month period ended March 31, 2003, respectively. Future minimum lease payments are as follows (in thousands) as of December 31, 2005:

Year Ending December 31
2006	$446
2007	328
2008	279
2009	261
2010	247
$1,561

Woodcraft Industries, Inc. Retirement Assurance Plan  The Company sponsors a 401(k) and profit sharing plan which covers certain full-time employees who meet eligibility requirements as to age and length of service. Employees are allowed to make pretax contributions up to the maximum amount permitted by law. Employer contributions to the plan are made at the discretion of the Board of Directors. The Company’s contribution was approximately $596,000, $488,000, $381,000, and

$201,000 during the years ended December 31, 2005 and 2004, the nine-month period ended December 31, 2003, and the three-month period ended March 31, 2003, respectively.

Litigation  In the normal course of business, the Company is subject to various instances of litigation. In the opinion of the Company’s management and legal counsel, the ultimate settlement of such matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

8. INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

	Successor			Predecessor
			Nine Months	Three Months
			Ended	Ended
	Year Ended December 31,		December 31,	March 31,
	2005	2004	2003	2003
Current provision:
Federal	$4,465	$2,210	$3,153	$1,091
State	1,259	329	612	138
	5,724	2,539	3,765	1,229
Deferred tax expense (benefit)	(237)	145	87	175
Provision for income taxes	$5,487	$2,684	$3,852	$1,404

The provision for income taxes differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income due to the following:

	Successor			Predecessor
			Nine Months	Three Months
			Ended	Ended
	Year Ended December 31,		December 31,	March 31,
	2005	2004	2003	2003
Tax provision at federal rate	$4,782	$2,367	$3,537	$1,331
Increase (decrease) in income taxes resulting from:
Nondeductible interest	—	—	—	18
Nondeductible expenses	29	121	26	3
Federal tax credits	(125)	(125)	(94)	(31)
Section 199	(158)	—	—	—
State income taxes—net of federal benefit	865	321	383	183
Other	94	—	—	(100)
Provision for income taxes	$5,487	$2,684	$3,852	$1,404

Net deferred tax assets (liabilities) consist of the following components as of December 31:

	2005	2004
Depreciation	$(5,893)	$(5,878)
Noncompete agreements	1,286	1,259
Goodwill and other amortizable assets	(283)	(252)
Accruals	1,136	568
Inventory	(857)	(769)
Capital leases	768	916
Bad debt expense	47	80
Accrued payroll and health insurance	944	987
Net deferred tax liabilities	$(2,852)	$(3,089)
Whereof:
Current	$1,163	$1,437
Noncurrent	(4,015)	(4,526)
	$(2,852)	$(3,089)

The Company is subject to audits in the tax jurisdictions in which it operates. Upon audit, these taxing jurisdictions could retroactively disagree with our tax treatment of certain items. Consequently, the actual liabilities with respect to any year may be determined long after financial statements have been issued. The Company establishes tax reserves for estimated tax exposures. These potential exposures result from varying applications of statutes, rules, regulations, case law and interpretations. The settlement of these exposures primarily occurs upon finalization of tax audits. However, the amount of the exposures can also be impacted by changes in tax laws and other factors. The Company believes that it has established the appropriate reserves for these estimated exposures. However, actual results may differ from these estimates. The resolution of these tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statement of operations for a particular future period and on the Company’s effective tax rate.

9. REDEEMABLE PREFERRED STOCK (PREDECESSOR)

Series A Redeemable Preferred Stock  The Predecessor issued 750,000 shares of Series A in 1998 for consideration of $6,000,000. All Series A Redeemable Preferred Stock was purchased in connection with the Acquisition.

Series B and Series C Redeemable Preferred Stock  The Predecessor issued 803,125 shares of Series B in 1998 for consideration of $6,425,000 and 112,500 shares of Series C in 2001 for consideration of $900,000. In 2002, the Predecessor issued 437,500 shares of Series C for consideration of $3,500,000. All Series B and Series C Redeemable Preferred Stock were purchased in connection with the Acquisition.

Accumulated Dividends  In April 2003, all dividends ($11,420,000) were paid in connection with the Acquisition.

Warrants  In connection with the issuance of Series A and Series B preferred stock, the Company issued warrants for the purchase of up to 1,178,125 shares of nonvoting common stock and 13,125 shares of voting common stock to stockholders at an exercise price of $8.00 per share. In 2001, 13,125 shares of the voting common stock were subsequently exercised and redeemed by the Company. In connection with the issuance of the Senior Notes, the Company issued a total of 182,890 warrants to purchase nonvoting common stock of the Company. All warrants were bought out in connection with the Acquisition.

10. STOCKHOLDERS’ EQUITY (PREDECESSOR)

Authorized Shares  The Predecessor’s Restated Articles of Incorporation authorize the aggregate issuance of 14,986,875 shares of stock divided into five classes consisting of: 750,000 shares of Series A redeemable preferred stock (“Series A”), $.01 par value; 803,125 shares of Series B redeemable preferred stock (“Series B”), $.01 par value; 1,000,000 shares of Series C redeemable preferred stock (“Series C”), $.01 par value; 5,000,000 shares of voting common stock, $.01 par value; 600,000 shares of nonvoting common stock, $.01 par value; and 6,833,750 undesignated shares, $.01 par value. The undesignated shares shall be divisible into such classes or series and have such voting rights, other rights, and preferences, as determined by the Predecessor’s Board of Directors.

11. STOCKHOLDERS’ EQUITY (SUCCESSOR)

The Successor’s Amended and Restated Certificate of Incorporation authorized the aggregate issuance of 30,000,000 shares of stock divided into three classes: 28,000,000 shares of voting common stock, $0.01 par value; 1,000,000 shares of nonvoting common stock, $0.01 par value; and 1,000,000 undesignated preferred stock, par value $0.01.

In February 2004, the Company completed an equity restructuring using a portion of the proceeds from its $120 million 10% senior notes offering (Note 6) to pay a dividend of approximately $21.5 million and to repurchase 3,317,580 shares of common stock for approximately $17.5 million. In conjunction with this equity restructuring, the Company’s convertible notes were converted into 6,950,000 shares of common stock.

In April 2004, the Company issued 2,142,857 shares of common stock for approximately $8.3 million in connection with the Grand Valley acquisition (Note 5).

In July 2005, the Company issued 1,016,488 shares of common stock for approximately $4.7 million in connection with the Dimension Moldings, Inc. acquisition (Note 5).

12. RELATED-PARTY TRANSACTIONS

The Company has a management services agreement with an affiliate of the primary investor whereby the Company pays a transaction fee to the affiliate for services provided for each financing, refinancing, acquisition, or similar nonrecurring transaction. The Company paid approximately $1.7 million to this affiliate for services related to the Acquisition which is recorded as goodwill and approximately $1.2 million for financing services which was recorded in other assets as deferred financing costs. The deferred financing costs were subsequently written off in conjunction with the February 2004 financing transaction discussed in Note 6. In addition, the Company paid approximately $2.4 million to this affiliate related to the February financing transaction, which is recorded in other assets as deferred financing costs. The Company paid approximately $320,000 to this affiliate for services related to the acquisition of Grand Valley, approximately $224,000 of which is recorded as goodwill and approximately $96,000 of which is recorded in other assets as financing costs. The Company received services from this affiliate related to the acquisition of the assets of Dimension Moldings, Inc. totaling $313,000, which was included in the purchase price allocation.

The Predecessor had a management services agreement with an affiliate of its former primary investor, whereby the Predecessor paid an annual base fee of $300,000 plus a percentage fee based on annual net operating cash flow. The total fee was approximately $81,000 for the three-month period ended March 31, 2003.

The Predecessor entered into a noncompete agreement on July 31, 2002 with the former majority stockholder of Brentwood (Note 2).

The Predecessor entered into a consulting and noncompete agreement on June 16, 1998 with the former majority stockholder of PrimeWood. The agreement required aggregate payments of approximately $4,600,000 in equal annual installments over a six-year period. The expense under these agreements was approximately $0, $351,000, $575,000, and $192,000 for the years ended December 31, 2005 and 2004, the nine-months ended December 31, 2003, and the three-months ended March 31, 2003, respectively (Note 2).

The Company entered into a noncompete agreement on April 30, 2004 with the former owners of Grand Valley, and on July 28, 2005 with the owners of Dimension Moldings, Inc. (Notes 2 and 5).

13. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a condensed summary of actual quarterly results of operations for 2005 and 2004 (in thousands):

	First	Second	Third	Fourth	Year
2005:
Net sales	$57,808	$66,306	$68,067	$67,422	$259,603
Gross profit	9,214	11,149	10,758	11,355	42,476
Operating income	5,772	7,149	7,047	7,205	27,173
Net income	1,601	2,383	2,200	1,991	8,175

2004:
Net sales	$47,718	$51,217	$52,274	$51,857	$203,066
Gross profit	8,366	8,840	9,293	9,525	36,024
Operating income	4,622	5,880	5,829	6,813	23,144
Net income (loss)	(816)	1,558	1,504	2,033	4,279

PART III

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

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the names and ages of our executive officers and directors as of December 31, 2005 and the positions that they hold at WII Components, Inc. and, where applicable, at our subsidiary levels. Directors of WII Components hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified. Executive officers of WII Components hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

Name	Age	Position
John Fitzpatrick	62	Chief Executive Officer—WII Components; Director, President and Chief Executive Officer—Woodcraft
Dale Herbst	37	Vice President, Treasurer and Secretary—WII Components; Chief Financial Officer—Woodcraft
Joel Beyer	46	Vice President of Operations—PrimeWood
Tom Perlmutter	42	Director and President —WII Components
Rodney Cohen	44	Director —WII Components

Mr. Fitzpatrick has served as Woodcraft’s President and Chief Executive Officer since 2000. Prior to joining us he was Chief Operating Officer at Nexcycle, Inc., a privately held consolidator of specialty recycling businesses with over $120 million of sales in the United States, Canada and the United Kingdom. He also was a corporate officer of ITEQ and general manager for Graco, Inc. after spending 20 years with General Electric Company, where he held various management positions in several divisions. Mr. Fitzpatrick received a BS in Mechanical Engineering from the University of Notre Dame and an MBA from the University of Pittsburgh.

Mr. Herbst has served as Woodcraft’s Chief Financial Officer since 2002. Since joining us in 1992, he has served as a Controller, Accounting Manager and General Accountant. Mr. Herbst received a BS in Financial Management and Accounting from the University of North Dakota.

Mr. Beyer has served as Vice President of our PrimeWood subsidiary since 1998. He joined PrimeWood in 1977. Mr. Beyer has served in many capacities during his career with us, including Director of Operations, Director of Engineering, Project Engineer and Production Manager.

Mr. Perlmutter joined our board of directors in 2003 and became President of WII Components on July 6, 2005. Mr. Perlmutter joined Behrman Capital in May 2002 with 13 years of private equity investing experience. Most recently, he spent seven years as a vice president at Desai Capital Management, a private equity investment firm with over $1 billion of capital under management. During that time, he led several successful investments in the business services, information technology and communications sectors, including TeleCorp PCS and Triton PCS. He currently serves on the board of WIL Research Holdings, Inc. Mr. Perlmutter received an AB in Economics from Princeton University and an MBA from Harvard Business School.

Mr. Cohen joined our board of directors in 2005. Mr. Cohen joined Behrman Capital as a partner in April, 2005. Mr. Cohen was previously a partner at Lindsay, Goldberg, and Bessemer and Bessemer Holdings where he spent over 12 years investing in a wide range of industries. Mr. Cohen received an undergraduate degree in Business and a postgraduate degree in Financial Accounting from the University of Witwatersrand. He also received his MBA from The Wharton School of the University of Pennsylvania.

Board of Directors

We currently have a two-member board of directors consisting of Messrs. Perlmutter and Cohen. Our bylaws permit the directors to increase the size of the board of directors by resolution. All of our stockholders are party to a stockholders agreement whereby they agree to take all appropriate action to fix the size of the board of directors at two and to vote the shares over which they exercise voting power in favor of the election of Messrs. Perlmutter and Cohen.

Item 11. Executive Compensation

Summary Compensation. The following summary compensation table sets forth information concerning compensation for services rendered in all capacities awarded to, earned by or paid to our Chief Executive Officer and our two other most highly compensated executive officers who were serving as executive officers on December 31, 2005 and whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2005.

				Long-Term Compensation
				Number of Securities Underlying Options Granted

	Annual Compensation				All Other Compensation
Name and Position	Year	Salary	Bonus
John Fitzpatrick	2005	$300,000	$135,886	620,000	$4,258	(1)
Chief Executive Officer—WII Components; Director, President and Chief Executive Officer—Woodcraft
Dale Herbst	2005	$117,731	$35,728	235,000	$3,206	(2)
Vice President, Treasurer, Secretary—WII Components; Chief Financial Officer—Woodcraft
Joel Beyer	2005	$135,000	$45,604	175,000	$3,215	(3)
Vice President of Operations—PrimeWood

(1)                                  Includes $3,856 in contributions by us to his 401(k) account, and $402 in taxable mileage reimbursement according to our company policy.

(2)                                  Consists of contributions by us to his 401(k) account.

(3)                                  Consists of contributions by us to his 401(k) account

Option Grants. The following table sets forth information concerning the individual grants of stock options to each of the executive officers listed below who received grants in 2005. The exercise price per share of each option was equal to the fair market value of the voting common stock on the date of grant, as determined by the board of directors based on its good faith estimate of the fair market value. We have never granted any stock appreciation rights. The potential realizable value is calculated based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the options were granted until their expiration dates, assuming a fair market value equal to the fair market value at fiscal 2005 year end. These numbers are calculated based on the requirements of the SEC and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises will depend on future performance of common stock and the date on which the options are exercised.

	Number of Securities Underlying Options Granted	Percentage of Options Total Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name					5%	10%
John Fitzpatrick	—	—	—	—	—	—
Dale Herbst	25,000	8.47%	$4.67	8/15/15	$73,423	$186,069
Joel Beyer	25,000	8.47%	$4.67	8/15/15	$73,423	$186,069

Option Exercises and Year-end Values. The following table sets forth information concerning exercises of stock options during 2005 by each of the executive officers listed below and the year-end value of unexercised options, provided on an aggregated basis:

Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/unexercisable	Value of Unexercised In-the- Money Options at FY-End ($) Exercisable/unexercisable(2)
John Fitzpatrick	—	—	280,000 / 340,000	766,700 /820,100
Dale Herbst	—	—	95,500 / 139,500	263,015 / 281,675
Joel Beyer	—	—	68,750 / 106,250	190,563 / 203,438

(1)                                  Determined by multiplying the number of shares acquired on exercise by the difference between the estimated fair market value at exercise and the per share option exercise price.

(2)                                  Determined by multiplying the number of shares underlying the unexercised in-the-money options beneficially held at December 31, 2005 by the difference between the estimated fair market value as of December 31, 2005 and the per share option exercise price.

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

Employment Agreements

On April 9, 2003, we entered into employment agreements with Messrs. Fitzpatrick, Herbst, and Beyer. Other than Mr. Fitzpatrick’s agreement, which has a term of two years, each of the agreements has a term of one year. All of the agreements are automatically renewed upon the completion of the initial term for successive one-year periods until either we or the executive give 60 days prior written notice of intent not to extend. Each agreement provides for the payment of base salary, incentive compensation and the provision of certain fringe benefits to the executive. The agreements require the officers to refrain from competing with us and from hiring our employees for a period of time following the termination of their employment agreements. Under his agreement, Mr. Fitzpatrick is prohibited from competing with us for a period of twelve months from the termination of his employment and prohibited from hiring our employees for a period of 24 months from the termination of his employment. Generally, the other officers are prohibited from competing with us for a period ranging from six months to one year following the termination of their employment and are prohibited from hiring our employees for a period of 24 months from the termination of their employment. Each agreement also provides for certain payments and benefits for each officer in the event his employment with us is terminated as a result of his death or disability. In general, in the case of a termination by an officer for good reason, or by us without cause, the officer will receive the greater of either the base salary due to him for the remainder of the term or six months salary (except in the case of Mr. Fitzpatrick who shall receive two years base salary) and if the officer has remained employed with us for at least six months of the fiscal year in which his employment terminated, he will receive a prorated portion of the annual incentive bonus that would have been payable to him had he remained employed with us at the end of the fiscal year.

Directors Compensation

Our directors do not receive compensation for attending board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our voting common stock and non-voting common stock as of March 14, 2006 by (i) each person known to us to beneficially own more than 5% of the outstanding shares of either voting common stock or non-voting common stock; (ii) each of our directors; (iii) each named executive officer and (iv) all of our officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of shares to persons who possess sole or shared voting and/or investment power with respect to the shares shown as beneficially owned and include shares of common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days. Unless otherwise indicated in the footnotes to this table, the address of all listed stockholders is c/o WII Components, Inc., 525 Lincoln Avenue, SE, St. Cloud, Minnesota 56304.

	Voting Common Stock		Non-Voting Common Stock
Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned	Shares Beneficially Owned	Percentage Beneficially Owned
Behrman Capital III L.P.(1)	20,742,235	89.6%	—	—
Tom Perlmutter(2)	20,742,235	89.6%	—	—
Rodney Cohen(2)	20,742,235	89.6%	—	—
John Fitzpatrick(3)	748,165	3.2%	—	—
Dale Herbst(4)	197,113	*	—	—
Joel Beyer(5)	158,335	*	—	—
Indosuez Capital Partners 2003, LLC(6)	—	—	854,261	100%
All directors and officers as a group (7 persons)	21,845,848	94.4%	—	—
Total shares outstanding, including vested options	23,146,081	100%	854,261	100%

*                                         Represents less than 1% of the outstanding shares of voting common stock.

(1)                                  Behrman Brothers III L.L.C. is the general partner of Behrman Capital III L.P. Messrs. Perlmutter and Cohen, members of our board of directors, are non-managing members of Behrman Brothers III L.L.C. Messrs. Perlmutter and Cohen disclaim any beneficial ownership of the shares held by Behrman Capital III L.P., except to the extent of their respective pecuniary interests therein. The address of Behrman Capital III L.P. and Messrs. Perlmutter and Cohen is c/o Behrman Capital, 126 East 56th Street, 27th Floor, New York, New York 10022.

(2)                                  Consists solely of the shares held by Behrman Capital III L.P., of which Messrs. Perlmutter and Cohen may each be considered the beneficial owner. Messrs. Perlmutter and Cohen disclaim beneficial ownership of such shares, except to the extent of their respective pecuniary interests therein.

(3)                                  Includes 435,000 option shares that may be acquired within 60 days of March 14, 2006.

(4)                                  Includes 148,000 option shares that may be acquired within 60 days of March 14, 2006.

(5)                                  Includes 106,250 option shares that may be acquired within 60 days of March 14, 2006.

(6)                                  The address of Indosuez Capital Partners 2003, LLC is 666 Third Avenue, New York, New York 10017.

Item 13. Certain Relationships and Related Party Transactions

Stockholders Agreement

Pursuant to our Stockholders Agreement, dated as of April 9, 2003, entered into with Behrman Capital III L.P., one of Behrman Capital III’s affiliates, certain members of our management (including the named executive officers) and certain other stockholders, each of the current stockholders, other than Behrman Capital III L.P. and its affiliate are subject to certain transfer restrictions, including rights of first refusal and co-sale, and is entitled to co-sale rights on certain transfers by Behrman Capital III L.P. and its affiliate. Behrman Capital III L.P. has the right to force all of the other stockholders to participate in a sale event in which it elects to participate. Subject to certain standard exceptions, all stockholders have pre-emptive rights on future sales of securities. Under the provisions of the Stockholders Agreement, all of the parties agree to elect as members of our board of directors two Behrman Capital III L.P. nominees, currently Messrs. Perlmutter and Cohen. Finally, each member of our management who is a party to the Stockholders Agreement has the right under certain circumstances to require us to repurchase his or her shares of our stock at the then fair market value in the event of the termination of his or her employment.

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

Indemnification Agreements

We have entered into indemnification agreements with our directors, Rodney Cohen and Tom Perlmutter. The form of indemnification agreement provides that the directors will be indemnified for expenses incurred because of their status as a director to the fullest extent permitted by Delaware law and our certificate of incorporation and bylaws.

Our certificate of incorporation, as amended, contains a provision permitted by Delaware law that generally eliminates the personal liability of directors for monetary damages for breaches of their fiduciary duty, including breaches involving negligence or gross negligence in business combinations, unless the director has breached his or her duty of loyalty, failed to act in good faith, engaged in intentional misconduct or a knowing violation of law, paid a dividend or approved a stock repurchase or redemption in violation of the Delaware General Corporation Law or obtained an improper personal benefit. This provision does not alter a director’s liability under the federal securities laws and does not affect the availability of equitable remedies, such as an injunction or rescission, for breach of fiduciary duty. Our bylaws provide that directors shall be, and in the discretion of the board of directors, our officers and non-officer employees may be, indemnified to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended, against all expenses and liabilities reasonably incurred in connection with service for or on behalf of the company. Our bylaws also provide that the right of our directors and officers to indemnification shall be a contract right and shall not be exclusive of any other right now possessed or hereafter acquired under any statute, bylaw, agreement, vote of stockholders, directors or otherwise.

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

Item 14. Principal Accountants and Services

Aggregate fees billed to the company for the fiscal years ended December 31, 2005, and 2004 by the Company’s principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates:

	Fiscal year ended
	2005	2004

Audit Fees (a)	$157,367	$396,647
Audit-Related Fees (b)	—	10,693

Total audit and audit-related fees	157,367	407,340
Tax Fees (c)	39,736	85,400

Total Fees	$197,103	$492,740

(a) Fees for audit services billed in 2005 consist of:

•                  Audit of the Company’s annual financial statements

•                  Reviews of the Company’s quarterly financial statements

       Fees for the audit services billed in 2004 consist of:

•                  Audit of the Company’s annual financial statements

•                  Reviews of the Company’s quarterly financial statements

•                  Comfort letters, S-4 filing, and issuance of consents related to Securities and Exchange Commission (“SEC”) matters

(b) Fees for audit-related services billed in 2004 consist of:

•                  Due diligence services related to Grand Valley acquisition

(c) Fees for tax services billed in 2005 consist of:

•                  Preparation of December 31, 2004 tax return

•                  Research and assistance with earnings and profit, state matters, and other miscellaneous projects

       Fees for tax services billed in 2004 consist of:

•                  Preparation of March 31, 2003 and December 31, 2003 tax returns

•                  Preparation of 2000-2002 amended returns due to IRS audit adjustments

•                  Preparation of Form 3115’s related to tax accounting changes

•                  Research and assistance with the IRS audit

•                  Research and assistance with stock options, dividend and earnings and profit

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)          List of Financial Statements, Financial Statement Schedules and Exhibits

(1)          Financial Statements. Consolidated Financial Statements of WII Components, Inc. and Subsidiaries as of December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004 and the period from inception (April 1, 2003) to December 31, 2003, and Consolidated Financial Statements of Woodcraft Industries, Inc. and Subsidiaries (Predecessor to WII Components, Inc.) for the three months ended March 31, 2003

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity (Deficit)
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

3.1

Second Amended and Restated Certificate of Incorporation of WII Components, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

3.2	Amended and Restated By-laws of WII Components, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

3.3	Restated Articles of Incorporation of Woodcraft Industries, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

3.4	Restated Bylaws of Woodcraft Industries, Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

3.5	Articles of Incorporation of PrimeWood, Inc. (incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

3.6	Bylaws of PrimeWood, Inc. (incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

3.7	Certificate of Incorporation of Brentwood Acquisition Corp. (incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

3.8	Bylaws of Brentwood Acquisition Corp. (incorporated herein by reference to Exhibit 3.8 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

Exhibit No.	Exhibit Description

3.9

Certificate of Incorporation of Grand Valley Acquisition, Inc. (incorporated herein by reference to Exhibit 3.9 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, as amended, File No. 333-115490)

3.10	Bylaws of Grand Valley Acquisition, Inc. (incorporated herein by reference to Exhibit 3.10 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, as amended, File No. 333-115490)

4.1

Indenture dated as of February 18, 2004 by and among WII Components, Inc., and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

4.2

Registration Rights Agreement dated as of February 18, 2004, by and among WII Components, Inc. and the Initial Purchasers as defined therein (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

4.3	Form of WII Components, Inc. 10% Senior Note due 2012 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

4.4

Supplemental Indenture, dated as of June 25, 2004 by and among WII Components, Inc. and the Initial Purchasers as defined therein (incorporated herein by reference to Exhibit 4.7 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, as amended, File No. 333-115490)

10.1	WII Holdings, Inc. 2003 Stock Option and Grant Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

10.2	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

10.3

Employment Agreement dated April 9, 2003 between Woodcraft Industries, Inc. and John Fitzpatrick (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

10.4

Employment Agreement dated April 9, 2003 between Woodcraft Industries, Inc. and Dale Herbst (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

10.5

Employment Agreement dated April 9, 2003 between Woodcraft Industries, Inc. and Joel Beyer (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

10.6

Credit Agreement, dated as of February 18, 2004, by and among WII Components, Inc. as Borrower and Antares Capital Corporation, for itself and as Agent for all Lenders, and the Financial Institutions Party thereto (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

10.7	Form of Revolving Note (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

Exhibit No.	Exhibit Description

10.8

Stockholders Agreement dated April 9, 2003 by and among WII Holdings, Inc. and the Stockholders as defined therein (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

10.9

Registration Rights Agreement dated April 9, 2003 by and among WII Holdings, Inc. and the Stockholders as defined therein (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

10.10

Purchase Agreement dated as of February 18, 2004, by and among WII Components Inc. and the Purchasers as defined therein (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

10.11

Purchase and Exchange Agreement dated April 9, 2003 by and among WII Holdings, Inc. and The Investors and Management Stockholders as defined therein (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

10.12

Agreement and Plan of Merger dated as of April 9, 2003 by and among WII Holdings, Inc., Woodcraft Acquisition Subsidiary, Inc., and Woodcraft Industries, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

10.13

Amended and Restated Credit Agreement dated as of September 23, 2005 by and among WII Components, Inc., Antares Capital Corporation, and the Financial Institutions party thereto (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q, as amended, File No. 333-115490)

*12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, as amended, File No. 333-115490)

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Vice President, Treasurer, and Secretary of WII Components, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Executive Officer of WII Components, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Vice President, Treasurer, and Secretary of WII Components, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Executive Officer of WII Components, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

The transactions in the allowance for doubtful accounts for the years ended December 31, 2005 and 2004, the nine-month period ended December 31, 2003, and the three-month period ended March 31, 2003 were as follows (in thousands):

	Successor			Predecessor
			Nine Months	Three Months
			Ended	Ended
	Year Ended December 31,		December 31,	March 31,
	2005	2004	2003	2003
Balance, beginning of year	$209	$237	$358	$996
Provision	61	27	(72)	(446)
Write-offs	(152)	(55)	(49)	(192)
Balance, end of year	$118	$209	$237	$358

Item 16. Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized, this 23rd day of March 2006:

WII COMPONENTS, INC.

By:	/s/ John Fitzpatrick
John Fitzpatrick, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Fitzpatrick	Chief Executive Officer (Principal Executive Officer)	March 23, 2006
John Fitzpatrick

/s/ Dale B. Herbst	Vice President, Treasurer and Secretary (Principal Financial	March 23, 2006
Dale B. Herbst	Officer and Principal Accounting Officer)

/s/ Rodney Cohen	Director	March 23, 2006
Rodney Cohen

/s/ Tom Perlmutter	Director	March 23, 2006
Tom Perlmutter