Form 10-Q
period 2006-03-31
WII Components, Inc.
filed 2006-05-09
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Yes ☒  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒.

As of May 9, 2006, 21,751,331 shares of voting common stock, $.01 par value per share, were outstanding and 854,261 shares of non-voting common stock, $.01 par value per share, were outstanding (all of which are privately owned and not traded on a public market).

WII COMPONENTS, INC.

FORM 10-Q

Quarter Ended March 31, 2006

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash	$638	$3,981
Accounts receivable, net	16,478	14,682
Inventories	20,650	20,770
Other current assets	2,690	2,492
Total current assets	40,456	41,925

Property, plant, and equipment, net	53,919	49,921
Goodwill	107,748	107,748
Customer relationship	14,482	14,896
Noncompete agreements	733	849
Other assets	5,985	6,255
TOTAL	$223,323	$221,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$925	$1,262
Accounts payable	9,251	6,993
Accrued payroll	3,329	3,674
Other current liabilities	9,442	13,027
Total current liabilities	22,947	24,956

Long-term debt, net of current maturities	127,500	127,500
Other noncurrent liabilities	5,137	5,219

Stockholders’ Equity:
Common stock—voting	217	217
Common stock—nonvoting	9	9
Additional paid-in capital	53,081	51,927
Retained earnings	14,432	11,766
Total stockholders’ equity	67,739	63,919
TOTAL	$223,323	$221,594

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
NET SALES	$76,341	$57,808
COST OF SALES	63,362	48,594
Gross profit	12,979	9,214

OPERATING EXPENSES:
General and administrative	3,125	2,305
Selling and marketing	806	784
Stock compensation expense	1,154	353
Total operating expenses	5,085	3,442

OPERATING INCOME	7,894	5,772

OTHER EXPENSE:
Interest income	23	3
Interest expense	(3,422)	(3,196)
Other (expense) income	(2)	3
Total other expense	(3,401)	(3,190)

INCOME BEFORE PROVISION FOR INCOME TAXES	4,493	2,582
INCOME TAX PROVISION	1,827	981
NET INCOME	$2,666	$1, 601

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
OPERATING ACTIVITIES:
Net income	$2,666	$1,601

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,866	1,594
Amortization of debt issue costs	269	262
Stock compensation expense	1,154	353

Change in operating assets and liabilities:
Accounts receivable	(1,796)	(2,451)
Inventories	120	(1,227)
Other current assets	(198)	935
Accounts payable	1,741	486
Accrued payroll and other current liabilities	(3,930)	(2,624)
Net cash provided by (used in) operating activities	1,892	(1,071)

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,815)	(1,495)
Change in other assets	—	(12)
Net cash used in investing activities	(4,815)	(1,507)

FINANCING ACTIVITIES:
Principal payments under long-term financing agreements	(1,320)	(3,165)
Borrowings of long-term debt	900	6,000
Net cash (used in) provided by financing activities	(420)	2,835

NET (DECREASE) INCREASE IN CASH	(3,343)	257
CASH—Beginning of period	3,981	2

CASH—End of period	$638	$259

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,203	$6,087

Cash paid for income taxes—net	$254	$82
NONCASH ACTIVITY:
Capital expenditures in accounts payable	$1,170	$—

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The Company prepared the accompanying unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain notes or other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, the Company suggests that these financial statements be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2005 included in its Form 10-K as filed with the Securities and Exchange Commission on March 23, 2006. The condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all the information and notes required by accounting principles generally accepted in the United States of America for complete presentation.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly, when read in conjunction with the consolidated financial statements and accompanying notes for the period ended December 31, 2005 included in our 10-K as filed with the Securities and Exchange Commission on March 23, 2006, our financial position, results of operations and cash flows for the periods presented.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. On July 28, 2005 the Company completed the acquisition of substantially all of the assets of Dimension Moldings, Inc. (Note 3). All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

Inventories—Inventories consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$12,626	$11,369
Work in process	5,049	5,954
Finished goods	4,125	4,360
LIFO adjustment	(1,150)	(913)
	$20,650	$20,770

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market. The remainder of the inventory is valued under the first-in, first-out method (“FIFO”). As of March 31, 2006 and December 31, 2005, inventory on the LIFO method represented 64% and 59%, respectively, of consolidated inventories.

Goodwill—As discussed in Note 3, in 2002, the Company adopted and accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. In part, SFAS No. 142 states that companies are no longer required to amortize goodwill but instead must evaluate goodwill for impairment at least annually. The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year. Fair value is measured using a market multiple valuation method. There were no changes in the carrying amount of goodwill between December 31, 2005 and March 31, 2006.

Customer Relationship—Customer relationships relates to an intangible asset recorded through the purchase price allocation of the Grand Valley acquisition and the acquisition of the assets of Dimension Moldings, Inc. for relationships with a significant customer. The original cost of these customer relationships is $16.6 million, and the related accumulated amortization as of March 31, 2006 is $2.1 million. The intangible assets are being amortized over the estimated life of 10 years. Amortization for the three-month period ended March 31, 2006 was $414,000. Expected annual amortization is as follows for the years ending December 31 (in thousands):

2006	$1,657
2007	1,657
2008	1,657
2009	1,657
2010	1,657
2011-2015	6,611

Noncompete Agreement—Noncompete agreements primarily relate to agreements with the former owners of Brentwood, Grand Valley, and Dimension Moldings, Inc. The original cost of these noncompete agreements is $2.3 million, and the related accumulated amortization as of March 31, 2006 is $1.6 million. Noncompete rights are being amortized over the applicable terms of the agreements (5 years, 7 years, and 5 years respectively), and are expected to be fully amortized by July 2007, April 2011, and July 2010 respectively.

Amortization for the three-month period ended March 31, 2006 was $116,000. Expected annual amortization is as follows for the years ending December 31 (in thousands):

2006	$465
2007	285
2008	34
2009	34
2010	26
2011	5

Stock Options—In April 2003, the 2003 Stock Option and Grant Plan (“2003 Plan”) was approved by the stockholders of the Company. The 2003 Plan allows the granting of both incentive stock options and nonqualified stock options. Under the terms of the 2003 Plan, a maximum of 2,500,000 shares of stock, subject to adjustment, were made available for awards to officers, employees, directors, consultants, and other key persons of the Company. Awards may include, but are not limited to, stock options, restricted stock, unrestricted stock awards, and substitute performance awards. Option awards are generally granted with an exercise price equal to the calculated fair market value of the company’s stock. Options generally vest over four years and have 10-year contractual terms.

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS No. 123(R)), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values over the requisite service period. The Company utilized the prospective transition method as permitted by SFAS 123(R). Under this transition method, SFAS No. 123(R) will be applied prospectively to all new awards issued as well as awards modified, repurchased, or cancelled after the effective date. The Company shall continue to account for the 1,517,000 options outstanding at the effective date using the accounting principles originally applied to those options. The Company recorded $1,154,000 of related stock-based compensation expense for the three months ended March 31, 2006. The total income tax benefit for share-based compensation arrangements was $470,000. In accordance with the prospective transition method of SFAS 123(R), results for prior periods have not been restated.

As of March 31, 2006, $1,926,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately thirteen months. In addition, $17,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately three years and eleven months.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the three months ended March 31, 2006 was $1.73. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

Three Months Ended March 31, 2006
Risk-free interest rate	4.73%
Expected volatility	25.4%
Expected life (in years)	6.25
Dividend yield	—

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility is based on the average historical volatility of the stock of similar companies with publicly traded shares. The Company estimated the expected life of the stock options and stock option forfeitures based on historical experience.

Option transactions during the three months ended March 31, 2006 are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, beginning of period	2,351,000	$2.62
Granted	10,000	4.74
Exercised	—	—
Canceled	—	—
Outstanding, end of period	2,361,000	$2.63	7.6
Exercisable, end of period	893,250	$2.09	7.2

New Accounting Pronouncements— In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be recognized as current period charges. The Statement also requires that fixed production overhead be allocated to conversion costs based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred by the Company beginning January 1, 2006. The adoption of this Statement did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

3. ACQUISITIONS

On July 28, 2005, the Company acquired substantially all of the assets of a moldings manufacturing company operating under the name of Dimension Moldings, Inc. The Company paid a cash purchase price at closing of $9.3 million and will be required to pay up to an aggregate of $7.0 million if certain earnings targets are met at the end of each calendar year from 2005 to 2010. Slightly less than half of the purchase price paid at closing was funded with borrowings under the senior secured revolving credit facility and the remainder was funded from the proceeds of an equity contribution from existing stockholders. The acquired assets of Dimension Moldings, Inc. are now operated and owned by Woodcraft Industries, Inc., the Company’s subsidiary. In the first quarter 2006, the Company paid $2.0 million to the sellers of Dimension Moldings as a result of the acquired business meeting the earnings target set for 2005.

The acquisition of the assets of Dimension Moldings, Inc. was accounted for using the purchase method of accounting. Accordingly, the assets acquired and the liabilities assumed by the Company were recorded at fair value as of the date of the acquisition, including assigning value to certain intangible assets acquired (a customer relationship for $8.7 million and a noncompete for $0.1 million). This purchase price allocation is preliminary and the Company expects to complete their review by the second quarter of 2006. Based on this preliminary purchase price allocation, the Company determined the fair value of the net assets acquired exceeded the $9.3 million closing purchase price by approximately $2.0 million. As a result, the Company recorded a current liability for $2.0 million as of December 31, 2005, which was paid in the first quarter 2006. Any additional contingent consideration paid in excess of the original purchase price allocation will be recorded as goodwill. The components of the purchase price allocation are as follows (in thousands):

Current assets	$1,504
Property, plant, and equipment	1,271
Goodwill	147
Customer relationship	8,704
Noncompete agreement	100
Assets acquired	11,726
Liabilities assumed	(437)
Net assets acquired	11,289
Contingent consideration	(2,000)
Closing purchase price	$9,289

4. RELATED-PARTY TRANSACTIONS

The Company has a management services agreement with an affiliate of its primary investor whereby the Company pays a transaction fee to the affiliate for services provided for each financing, refinancing, acquisition, or similar nonrecurring transaction. The Company received services from this affiliate related to the acquisition of the assets of Dimension Moldings, Inc. totaling $313,000, which is included in the purchase price allocation.

The Company entered into noncompete agreements on April 30, 2004 with the former owners of Grand Valley, and on July 28, 2005 with the owners of Dimension Moldings, Inc. (Notes 2 and 3).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “continue,” “plans,” “intends,” “likely” or other similar expressions are forward-looking statements. We caution you that forward-looking statements involve unknown risks, uncertainties and other factors that may cause our actual results and performance to differ materially from any future results or performance expressed or implied by these forward-looking statements. Please also see our discussion of risk factors contained in Item 1A. Part II of this Report on Form 10-Q.

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

•      restrictions under the indenture governing the notes and our senior secured credit facility;

•      changes in interest rates and general economic, homebuilding industry or home repair and remodeling industry conditions;

•      changes in the price of raw materials;

•      interruptions in deliveries of raw materials or finished goods;

•      the highly competitive nature of our industry; and

•      increases in the cost of labor.

Overview

We are one of the leading manufacturers of hardwood cabinet doors and components and engineered wood products in the United States. Our products include (1) hardwood cabinet door components, face frames and drawer fronts, (2) fully assembled hardwood cabinet doors, (3) rigid thermofoil, or RTF, cabinet doors and components, (4) veneer raised panels, or VRPs, and (5) a variety of laminated and profile-wrapped components. We generate approximately 95% of our sales from the kitchen and bath cabinet manufacturing industry. Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders. We conduct all of our operations through our Woodcraft, PrimeWood, Grand Valley and Brentwood subsidiaries and we operate ten manufacturing facilities located in Minnesota, North Dakota, Ohio, Oregon, Pennsylvania, Kansas, and Kentucky that allow us to distribute our products nationwide.

We consummated four strategic acquisitions that have substantially enhanced our market position, product breadth and geographic reach. In June 1998, we acquired our PrimeWood subsidiary, or PrimeWood, a manufacturer of RTF, VRP and profile-wrapped engineered wood products based in North Dakota. In July 2002, we acquired our Brentwood subsidiary, or Brentwood, a manufacturer of solid wood and RTF cabinet doors located in Oregon. In April 2004, we acquired our Grand Valley subsidiary, or Grand Valley, a manufacturer of cabinet doors located in Ohio. In July 2005, we acquired Dimension Moldings, Inc. (DMI), a manufacturer of hardwood component moldings located in Ohio.

In September 2005, we amended and restated the existing senior secured credit facility by expanding the revolving line of credit capacity to $40.0 million, advancing a $7.5 million nonamortizing term loan, and allowing the flexibility to advance up to $7.5 million through June 30, 2006 on a nonamortizing capital expenditure loan. We have the option, without penalty, to prepay the term loan and capital expenditure loan throughout the loan commitment period.

Results of Operations

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

The following table outlines, for the three months ended March 31, 2006 and for the three months ended March 31, 2005, selected operating data derived from our condensed consolidated statements of operations and presents this information as a percentage of net sales:

	WII Components, Inc.
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(dollars in thousands)
Net sales	$76,341	$57,808
% of net sales	100.0%	100.0%
Cost of sales	63,362	48,594
% of net sales	83.0%	84.1%

Gross profit	12,979	9,214
% of net sales	17.0%	15.9%
Operating expenses	5,085	3,442
% of net sales	6.7%	5.9%

Operating income	7,894	5,772
% of net sales	10.3%	10.0%
Other expenses (income):
Interest expense	3,422	3,196
% of net sales	4.5%	5.5%
Other income, net	(21)	(6)
% of net sales	-0.0%	-0.0%
Income tax provision	1,827	981
% of net sales	2.4%	1.7%

Net income	2,666	1,601
% of net sales	3.5%	2.8%

Net sales. Net sales increased $18.5 million, or 32.0%, from $57.8 million for the three months ended March 31, 2005 to $76.3 million for the three months ended March 31, 2006. Sales in our hardwood product line increased $18.7 million attributable to a combination of (i) increases in volume due to overall industry growth and market share gain, (ii) the inclusion of the results of the business acquired in the acquisition of the assets of Dimension Moldings, Inc. in July 2005, and (iii) to a lesser extent, price adjustments made in response to prior increases in raw material costs. This increase was offset by a $0.2 million decrease in sales relates to our engineered wood products line, attributable to decreases in market share.

Cost of sales. Cost of sales increased $14.7 million, or 30.2%, from $48.6 million for the three months ended March 31, 2005 to $63.3 million for the three months ended March 31, 2006. This increase in cost of sales is primarily attributable to higher material, labor and overhead costs as a result of higher volume of sales, but other factors include; (i) the acquisition of the assets of Dimension Moldings, Inc. in July 2005, and (ii) start-up costs in our Pennsylvania facility. These costs were partially offset by (i) improved operational performance, primarily at our Ohio and Oregon door making facilities, and (ii) the spreading of our fixed costs over a larger sales base.

Gross profit. Gross profit increased $3.8 million, or 41.3%, from $9.2 million for the three months ended March 31, 2005 to $13.0 million for the same period in 2006. As a percentage of net sales, our gross profit increased 110 basis points from 15.9% for the three months ended March 31, 2005 to 17.0% for the same period in 2006. This increase reflects (i) improved operational performance, primarily at our Ohio and Oregon door making facilities, (ii) stabilized raw material costs in our hardwood product line since the first half 2005, and (iii) the spreading of our fixed costs over a larger sales base.

Operating expenses. Operating expenses increased $1.7 million, or 50.0%, from $3.4 million for the three months ended March 31, 2005 to $5.1 million for the same period in 2006. The increase partially consists of (i) $0.8 million additional stock compensation expense in 2006, (ii) $0.3 million due to the inclusion of three full months of operations of our Middlefield facility, which includes $0.2 million amortization for a customer relationship intangible asset, and (iii) $0.4 million of additional professional fees and employee incentive expense.

Operating income. Operating income increased by $2.1 million, or 36.2%, from $5.8 million for the three months ended March 31, 2005 to $7.9 million for the three months ended March 31, 2006 as a result of the net effect of the factors described above.

Interest expense. Interest expense increased $0.2 million, or 6.3%, from $3.2 million for the three months ended March 31, 2005 to $3.4 million for the three months ended March 31, 2006. This increase relates to a higher average debt balance due to increased capital expenditures and the acquisition of the assets of Dimension Moldings, Inc. in July 2005.

Other income. Other income increased from $6,000 for the three months ended March 31, 2005 to $21,000 for the three months ended March 31, 2006. This increase relates to the interest received related to short term investments in certificate of deposits.

Income tax provision. Income tax expense increased $0.8 million, or 80.0% from an income tax expense of $1.0 million for the three months ended March 31, 2005 to an income tax expense of $1.8 million for the three months ended March 31, 2006 as a result of higher earnings and a higher effective tax rate. The effective tax rate increased 270 basis points from 38.0% in 2005 to 40.7% in 2006 due to additional state taxes as a result of acquisitions.

Net income. Net income increased $1.1 million, or 68.8%, from a net income of $1.6 million for the three months ended March 31, 2005 to a net income of $2.7 million for the three months ended March 31, 2006 as a result of the factors described above.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our existing senior secured credit facilities.

Refinancing. On February 18, 2004, we issued $120.0 million of 10% senior notes due in 2012, and paid the entire outstanding balance of our old senior secured credit facility and terminated the related credit agreement. Our existing $55.0 million credit facility, which was amended and restated in September 2005, provides for revolving credit of up to $40.0 million subject to a borrowing base, $7.5 million nonamortizing term loan, and $7.5 million nonamortizing capital expenditure loan to be drawn upon through June 30, 2006. The outstanding principal bears interest at a fluctuating rate equal to either the base rate plus 2 ¾% per annum or LIBOR plus 3.0% per annum. As of March 31, 2006, the borrowing base allowed for $39.3 million of the $40.0 million revolving credit. We had no amount outstanding under our revolving credit as of March 31, 2006 or December 31, 2005. As of March 31, 2006 and December 31, 2005, we had $7.5 million outstanding and no amount outstanding, under the nonamortizing term loan and nonamortizing capital expenditure loan, respectively. We must comply with certain financial covenants under our credit facility including maintenance of a minimum fixed charge coverage ratio, a maximum total leverage ratio and an EBITDA minimum. As of March 31, 2006 and December 31, 2005, we were in compliance with these covenants. As of March 31, 2006, we had $2.0 million of capital lease obligations, of which $0.9 million was current and as of December 31, 2005 we had $2.5 million of capital lease obligations, of which $1.3 million was current.

The acquisition of substantially all of the assets of DMI, and associated fees and expenses at closing were funded slightly more than one-half by the sale of shares of the Company’s voting common stock to existing stockholders, and the remainder with operating cash and a draw down on the Company’s senior secured credit facility. In the first quarter of 2006, we paid an earn-out payment in the amount of $2.0 million to the DMI sellers as a result of the operations of the DMI assets meeting agreed upon earnings targets.

Our existing senior secured revolving credit facility and the indenture for the senior notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Indebtedness under our existing senior secured revolving credit facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

Cash flow from operating activities. As of March 31, 2006, we had $638,000 of cash and cash equivalents available for working capital purposes, compared to $259,000 as of March 31, 2005. Cash provided by operating activities for the three months ended March 31, 2006 was $1.9 million compared to cash used by operating activities for the three months ended March 31, 2005 of $1.1 million. The increase is primarily driven by the increased net income and increased noncash stock compensation expense for the three months ended March 31, 2006.

Cash flow from investing activities. Net cash used in investing activities was $4.8 million for the three months ended March 31, 2006 and $1.5 million for the three months ended March 31, 2005. Capital expenditures for the three months ended March 31, 2006 were $4.8 million compared to $1.5 million for the three months ended March 31, 2005. The increase is primarily due to expenditures in 2006 for (i) the expansion of our St. Cloud door plant and (ii) the equipment for the roughmill facility in Greenville, Pennsylvania.

Cash flow from financing activities. Net cash used in financing activities for the three months ended March 31, 2006 totaled $0.4 million due to payments made on capital leases. Net cash provided by financing activities in the three month period ended March 31, 2005 totaled $2.8 million.

We anticipate that the funds generated by operations and funds available under the senior secured credit facility will be sufficient to meet working capital requirements and to finance capital expenditures over the next twelve months. We cannot provide assurances that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot provide assurances that we will be able to refinance any of our indebtedness, including our senior secured credit facility and the notes, on commercially reasonable terms, if at all. We are currently approaching our full manufacturing capacity. We intend to incur capital expenditures in order to continue to fulfill increased manufacturing demands, including without limitation, the current expansions at our roughmill facility in Pennsylvania and our St. Cloud door facility for which we have expended approximately $8.8 million as of March 31, 2006. We currently believe that an additional amount between $7.2 million and $9.2 million will be required to complete these expansions. These expansion costs include the acquisition of the roughmill facility.

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

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2005, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our annual report.

New Accounting Standards

See Note 2 of the Condensed Consolidated Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

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

Interest rate risk. We are exposed to market risk relating to changes in interest rates in respect of a portion of our long-term debt and a portion of our capital leases. As of March 31, 2006, we had $7.5 million outstanding under the nonamortizing term loan issued under our senior secured credit facility, which bears interest at variable rates. In addition, as of that date, we had approximately $0.9 million of capital leases that bear interest at variable rates. We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

Item 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2006, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)           Changes in internal controls over financial reporting.

None.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2005, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item IA of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’ s securities.

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

WII COMPONENTS, INC.

Dated: May 9, 2006	By:
/s/ John Fitzpatrick
John Fitzpatrick
Chief Executive Officer
(Principal Executive Officer)
Dated: May 9, 2006
/s/ Dale B. Herbst
Dale B. Herbst
Vice President, Treasurer and Secretary
(Principal Financial and Accounting Officer)