Form 10-Q
period 2006-06-30
WII Components, Inc.
filed 2006-08-14
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Yes ☐  No ☒.

As of August 10, 2006, 21,762,081 shares of voting common stock, $.01 par value per share, were outstanding and 854,261 shares of non-voting common stock, $.01 par value per share, were outstanding (all of which are privately owned and not traded on a public market).

WII COMPONENTS, INC.
FORM 10-Q
Quarter Ended June 30, 2006

WII COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash	$554	$3,981
Accounts receivable, net	18,457	14,682
Inventories	21,234	20,770
Other current assets	2,287	2,492
Total current assets	42,532	41,925

Property, plant, and equipment, net	56,350	49,921
Goodwill	108,748	107,748
Customer relationship	14,067	14,896
Noncompete agreements	617	849
Other assets	5,747	6,255
TOTAL	$228,061	$221,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$635	$1,262
Accounts payable	6,765	6,993
Accrued payroll	4,589	3,674
Other current liabilities	11,636	13,027
Total current liabilities	23,625	24,956

Long-term debt, net of current maturities	127,500	127,500
Other noncurrent liabilities	5,012	5,219

Stockholders’ Equity:
Common stock—voting	217	217
Common stock—nonvoting	9	9
Additional paid-in capital	54,210	51,927
Retained earnings	17,488	11,766
Total stockholders’ equity	71,924	63,919
TOTAL	$228,061	$221,594

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
NET SALES	$75,761	$66,306
COST OF SALES	62,631	55,348
Gross profit	13,130	10,958

OPERATING EXPENSES:
General and administrative	3,619	2,958
Selling and marketing	853	832
(Gain) loss on sale of assets	(6)	19
Total operating expenses	4,466	3,809

OPERATING INCOME	8,664	7,149

OTHER EXPENSE:
Interest income	7	4
Interest expense	(3,546)	(3,364)
Other income	0	3
Total other expense	(3,539)	(3,357)

INCOME BEFORE PROVISION FOR INCOME TAXES	5,125	3,792
INCOME TAX PROVISION	2,069	1,409
NET INCOME	$3,056	$2,383

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
NET SALES	$152,102	$124,114
COST OF SALES	126,316	104,041
Gross profit	25,786	20,073

OPERATING EXPENSES:
General and administrative	7,574	5,517
Selling and marketing	1,659	1,616
(Gain) loss on sale of assets	(6)	19
Total operating expenses	9,227	7,152

OPERATING INCOME	16,559	12,921

OTHER EXPENSE:
Interest income	30	7
Interest expense	(6,968)	(6,560)
Other (expense) income	(2)	6
Total other expense	(6,940)	(6,547)

INCOME BEFORE PROVISION FOR INCOME TAXES	9,619	6,374
INCOME TAX PROVISION	3,897	2,390
NET INCOME	$5,722	$3,984

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
OPERATING ACTIVITIES:
Net income	$5,722	$3,984

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,737	3,162
(Gain) loss on sale of assets	(6)	19
Amortization of debt issue costs	538	523
Stock compensation expense	2,283	1,035

Change in operating assets and liabilities:
Accounts receivable	(3,775)	(4,977)
Inventories	(464)	(1,820)
Other current assets	175	886
Accounts payable	60	931
Accrued payroll and other current liabilities	(1,476)	1,080
Net cash provided by operating activities	6,794	4,823

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(9,533)	(4,478)
Proceeds from sale of assets	146	40
Change in other assets	0	(55)
Net cash used in investing activities	(9,387)	(4,493)

FINANCING ACTIVITIES:
Principal payments under long-term financing agreements	(1,734)	(7,330)
Borrowings of long-term debt	900	7,000
Net cash used in financing activities	(834)	(330)

NET (DECREASE) INCREASE IN CASH	(3,427)	0
CASH—Beginning of period	3,981	2

CASH—End of period	$554	$2

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,374	$6,189

Cash paid for income taxes—net	$4,367	$694
NONCASH ACTIVITY:
Note receivable received in connection with the sale of property, plant and equipment	$—	$150
Capital expenditures in accounts payable	$363	$—

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

Reclassifications—Certain prior year amounts have been reclassified to conform to the current fiscal year presentation.  These reclassifications have no impact on the Company’s net income.

2. SIGNIFICANT ACCOUNTING POLICIES

Inventories—Inventories consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$12,497	$11,369
Work in process	5,508	5,954
Finished goods	4,280	4,360
LIFO adjustment	(1,051)	(913)
	$21,234	$20,770

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market. The remainder of the inventory is valued under the first-in, first-out method (“FIFO”). As of June 30, 2006 and December 31, 2005, inventory on the LIFO method represented 63% and 59%, respectively, of consolidated inventories.

Goodwill—As discussed in Note 3, in 2002, the Company adopted and accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. In part, SFAS No. 142 states that companies are no longer required to amortize goodwill but instead must evaluate goodwill for impairment at least annually.  The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year. Fair value is measured using a market multiple valuation method.  The carrying amount of goodwill increased from $107.7 million at December 31, 2005 to $108.7 million at June 30, 2006.  As described in Footnote 3, the assets of Dimension Moldings, Inc. earnings target associated with the acquired business is projected to be met in 2006 resulting in an earnout payment.  The Company therefore has accrued $1.0 million contingent consideration at June 30, 2006, the maximum earn out payment for the year, which was allocated to goodwill.

Customer Relationship—Customer relationships relates to an intangible asset recorded through the purchase price allocation of the Grand Valley acquisition and the acquisition of the assets of Dimension Moldings, Inc. for relationships with a significant customer. The original cost of these customer relationships is $16.6 million, and the related accumulated amortization as of June 30, 2006 is $2.5 million.  The intangible assets are being amortized over the estimated life of 10 years. Amortization for the six-month period ended June 30, 2006 was $828,000.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

2006	$1,657
2007	1,657
2008	1,657
2009	1,657
2010	1,657
2011-2015	6,611

Noncompete Agreement—Noncompete agreements primarily relate to agreements with the former owners of Brentwood, Grand Valley, and Dimension Moldings, Inc. The original cost of these noncompete agreements is $2.3 million, and the related accumulated amortization as of June 30, 2006 is $1.7 million.  Noncompete rights are being amortized over the applicable terms of the agreements (5 years, 7 years, and 5 years respectively), and are expected to be fully amortized by July 2007, April 2011, and July 2010 respectively. Amortization for the six-month period ended June 30, 2006 was $232,000.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

2006	$465
2007	285
2008	34
2009	34
2010	26
2011	5

Stock Options—In April 2003, the 2003 Stock Option and Grant Plan (“2003 Plan”) was approved by the stockholders of the Company. The 2003 Plan allows the granting of both incentive stock options and nonqualified stock options. Under the terms of the 2003 Plan, a maximum of 2,500,000 shares of stock, subject to adjustment, were made available for awards to officers, employees, directors, consultants, and other key persons of the Company. Awards may include, but are not limited to, stock options, restricted stock, unrestricted stock awards, and substitute performance awards.  Option awards are generally granted with an exercise price equal to the calculated fair market value of the company’s stock.  Options generally vest over four years and have 10-year contractual terms.  On May 31, 2006, the 2003 Plan was amended by the Board to provide for the issuance of an additional 500,000 shares of stock for a total of 3,000,000 shares of stock.  The stockholders approved the amendment on June 8, 2006.

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS No. 123(R)), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values over the requisite service period. The Company utilized the prospective transition method as permitted by SFAS 123(R). Under this transition method, SFAS No. 123(R) will be applied prospectively to all new awards issued as well as awards modified, repurchased, or cancelled after the effective date.  The Company shall continue to account for the 1,517,000 options outstanding at the effective date using the accounting principles originally applied to those options.  The Company recorded $1,129,000 and $2,283,000 for the three months ended and six months ended June 30, 2006, respectively, of related stock-based compensation expense. The total income tax benefit for share-based compensation arrangements was $457,000 and $924,000 for the three months ended and six months ended June 30, 2006, respectively.  In accordance with the prospective transition method of SFAS 123(R), results for prior periods have not been restated.

As of June 30, 2006, $1,718,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately ten months.  In addition, $343,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately three years.

On May 31, 2006 the Company issued 160,000 incentive stock options under the 2003 Plan to a key employee.  The options fully vest at the earlier of a sale event or June 30, 2009, and have an exercise price per share of $5.54 at the date of issuance.  The options exercise price increases by $0.83 on July 1, 2007, and each anniversary date thereafter until termination of the options.  The Company chose to use a bi-nominal option pricing model to determine the average fair value of these options instead of the Black-Scholes model due to this adjusting exercise price adjustment.  The fair value of these options was calculated to be $1.02 per share.  The activity for these options is immaterial and is therefore not stated separately, but included in the tables below with the other option activity.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of the non-adjusting exercise price options, and a bi-nominal option pricing model for the adjusting exercise price options as described above. The weighted average fair value of options granted during the three months ended and six months ended June 30, 2006 was $1.42 and $1.43, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

Six Months Ended June 30, 2006
Risk-free interest rate	4.94%
Expected volatility	28.0%
Expected life (in years)	6.5
Dividend yield	—

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options.  The expected volatility is based on the average historical volatility of the stock of similar companies with publicly traded shares.  The Company estimated the expected life of the stock options and stock option forfeitures based on historical experience.

Option transactions during the six months ended June 30, 2006 are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)
Outstanding, beginning of period	2,351,000	$2.62
Granted	250,000	5.51
Exercised	—	—
Canceled	(71,750)	4.26
Outstanding, end of period	2,529,250	$2.86	7.6
Exercisable, end of period	1,385,375	$2.16	7.0

New Accounting Pronouncements—In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs.  This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be recognized as current period charges.  The Statement also requires that fixed production overhead be allocated to conversion costs based on the normal capacity of the production facilities.  SFAS No. 151 was effective for inventory costs incurred by the Company beginning January 1, 2006.  The adoption of this Statement did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take in a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. This interpretation is effective on January 1, 2007 for WII Components, Inc. and the Company is currently in the process of evaluating the impact of this interpretation on its financial condition or results of operations.

3. ACQUISITIONS

On July 28, 2005, the Company acquired substantially all of the assets of a moldings manufacturing company operating under the name of Dimension Moldings, Inc.  The Company paid a cash purchase price at closing of $9.3 million.  In addition, the Company will be required to pay up to an aggregate of $7.0 million if certain earnings targets are met at the end of each calendar year from 2005 to 2010, of which, in the first quarter 2006, the Company paid $2.0 million to the sellers of Dimension Moldings as a result of the acquired business meeting the earnings target set for 2005.  Slightly less than half of the purchase price paid at closing was funded with borrowings under the senior secured revolving credit facility and the remainder was funded from the proceeds of an equity contribution from existing stockholders. The acquired assets of Dimension Moldings, Inc. are now operated and owned by Woodcraft Industries, Inc., the Company’s subsidiary.  Based on year-to-date results the earnings targets are projected to be met for 2006.  The Company therefore accrued $1.0 million contingent consideration at June 30, 2006, the maximum earn out payment for the year, which was allocated to goodwill.

The acquisition of the assets of Dimension Moldings, Inc. was accounted for using the purchase method of accounting. Accordingly, the assets acquired and the liabilities assumed by the Company were recorded at fair value as of the date of the acquisition, including assigning value to certain intangible assets acquired (a customer relationship for $8.7 million and a noncompete for $0.1 million).  Based on the purchase price allocation, the Company determined the fair value of the net assets acquired exceeded the $9.3 million closing purchase price by approximately $2.0 million.  As a result, the Company recorded a current liability for $2.0 million as of December 31, 2005, which was paid in the first quarter 2006.  Any additional contingent consideration paid in excess of the original purchase price allocation will be recorded as goodwill. The components of the purchase price allocation are as follows (in thousands):

Current assets	$1,504
Property, plant, and equipment	1,271
Goodwill	147
Customer relationship	8,704
Noncompete agreement	100
Assets acquired	11,726
Liabilities assumed	(437)
Net assets acquired	11,289
Contingent consideration	(2,000)
Closing purchase price	$9,289

4. RELATED-PARTY TRANSACTIONS

The Company has a management services agreement with an affiliate of its primary investor whereby the Company pays a transaction fee to the affiliate for services provided for each financing, refinancing, acquisition, or similar nonrecurring transaction.  The Company received services from this affiliate related to the acquisition of the assets of Dimension Moldings, Inc. for which it incurred costs totaling $313,000, which is included in the purchase price allocation.

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

•                    the highly competitive nature of our industry; and

•                    increases in the cost of labor.

Overview

We are one of the leading manufacturers of outsourced hardwood cabinet doors and components and engineered wood products for the kitchen and bath industry in the United States. Our products include (1) hardwood cabinet door components, face frames, moldings and drawer fronts, (2) fully assembled hardwood cabinet doors, (3) rigid thermofoil, or RTF, cabinet doors and components, (4) veneer raised panels, or VRPs, and (5) a variety of laminated and profile-wrapped components. We generate approximately 95% of our sales from the kitchen and bath cabinet manufacturing industry. Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders. We conduct all of our operations through our Woodcraft, PrimeWood, Grand Valley and Brentwood subsidiaries and we operate ten manufacturing facilities located in Minnesota, North Dakota, Ohio, Oregon, Pennsylvania, Kansas, and Kentucky that allow us to distribute our products nationwide.

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

In September 2005, we amended and restated the existing senior secured credit facility by expanding the revolving line of credit capacity to $40.0 million, advancing a $7.5 million nonamortizing term loan, and allowing the flexibility to advance up to $7.5 million through June 30, 2006 on a nonamortizing capital expenditure loan.  As of June 30, 2006, we had not advanced any funds on the nonamortizing capital expenditure loan.  We have the option, without penalty, to prepay the term loan throughout the loan commitment period.

Results of Operations

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

The following table outlines, for the three months ended June 30, 2006 and for the three months ended June 30, 2005, selected operating data derived from our condensed consolidated statements of operations and presents this information as a percentage of net sales:

	WII Components, Inc.
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	(dollars in thousands)
Net sales	$75,761	$66,306
% of net sales	100.0%	100.0%
Cost of sales	62,631	55.348
% of net sales	82.7%	83.5%

Gross profit	13,130	10,958
% of net sales	17.3%	16.5%
Operating expenses	4,466	3,809
% of net sales	5.9%	5.7%

Operating income	8,664	7,149
% of net sales	11.4%	10.8%
Other expenses (income):
Interest expense	3,546	3,364
% of net sales	4.7%	5.1%
Other income, net	(7)	(7)
% of net sales	-0.0%	-0.0%
Income tax provision	2,069	1,409
% of net sales	2.7%	2.1%

Net income	3,056	2,383
% of net sales	4.0%	3.6%

Net sales.  Net sales increased $9.5 million, or 14.3%, from $66.3 million for the three months ended June 30, 2005 to $75.8 million for the three months ended June 30, 2006.  Sales in our hardwood product line increased $11.2 million attributable to a combination of (i) increases in volume due to overall industry growth and market share gain, (ii) the inclusion of the results of the business acquired in the purchase of the assets of Dimension Moldings, Inc. in July 2005, and (iii) to a lesser extent, price adjustments made in response to prior increases in raw material costs. This increase was offset by a $1.7 million decrease in sales related to our engineered wood products line, attributable to softness in the engineered wood products industry and decreases in market share.

Cost of sales.  Cost of sales increased $7.3 million, or 13.2%, from $55.3 million for the three months ended June 30, 2005 to $62.6 million for the three months ended June 30, 2006. This increase in cost of sales is primarily attributable to higher material, labor and overhead costs as a result of higher volume of sales, but other factors include; (i) the acquisition of the assets of Dimension Moldings, Inc. in July 2005, (ii) start-up costs in our Pennsylvania facility, and (iii) increased stock compensation expense. These costs were partially offset by (i) improved operational performance, primarily at our Ohio and Oregon door making facilities, and (ii) the spreading of our fixed costs over a larger sales base.

Gross profit.  Gross profit increased $2.2 million, or 20.0%, from $11.0 million for the three months ended June 30, 2005 to $13.2 million for the same period in 2006. As a percentage of net sales, our gross profit increased 80 basis points from 16.5% for the three months ended June 30, 2005 to 17.3% for the same period in 2006. This increase reflects (i) improved operational performance, primarily  at our Ohio and Oregon door making facilities, (ii) stabilized raw material costs in our hardwood product line since the first half 2005, and (iii) the spreading of our fixed costs over a larger sales base.

Operating expenses.  Operating expenses increased $0.7 million, or 18.4%, from $3.8 million for the three months ended June 30, 2005 to $4.5 million for the same period in 2006. The increase partially consists of (i) $0.3 million additional stock compensation expense in 2006, (ii) $0.3 million due to the inclusion of three full months of operations of our Middlefield facility, which includes $0.2 million amortization for a customer relationship intangible asset, and (iii) $0.1 million of additional bad debt expenses.

Operating income.  Operating income increased by $1.5 million, or 20.8%, from $7.2 million for the three months ended June 30, 2005 to $8.7 million for the three months ended June 30, 2006 as a result of the net effect of the factors described above.

Interest expense.  Interest expense increased $0.1 million, or 2.9%, from $3.4 million for the three months ended June 30, 2005 to $3.5 million for the three months ended June 30, 2006. This increase relates to a higher average debt balance due to increased capital expenditures and the acquisition of the assets of Dimension Moldings, Inc. in July 2005.

Other income.  Other income was $7,000 for the three months ended June 30, 2006 and June 30, 2005.  This income is from interest paid by our customers on past due balances.

Income tax provision.  Income tax expense increased $0.7 million, or 50.0% from an income tax expense of $1.4 million for the three months ended June 30, 2005 to an income tax expense of $2.1 million for the three months ended June 30, 2006 as a result of higher earnings and a higher effective tax rate. The effective tax rate increased 320 basis points from 37.2% in 2005 to 40.4% in 2006 due to additional state taxes as a result of acquisitions.

Net income.  Net income increased $0.7 million, or 29.2%, from a net income of $2.4 million for the three months ended June 30, 2005 to a net income of $3.1 million for the three months ended June 30, 2006 as a result of the factors described above.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

The following table outlines, for the six months ended June 30, 2006 and for the six months ended June 30, 2005, selected operating data derived from our consolidated statements of operations and presents this information as a percentage of net sales:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	(dollars in thousands)
Net sales	$152,102	$124,114
% of net sales	100.0%	100.0%
Cost of sales	126,316	104,041
% of net sales	83.0%	83.8%

Gross profit	25,786	20,073
% of net sales	17.0%	16.2%
Operating expenses	9,227	7,152
% of net sales	6.1%	5.8%

Operating income	16,559	12,921
% of net sales	10.9%	10.4%
Other expenses (income):
Interest expense	6,968	6,560
% of net sales	4.6%	5.3%
Other income, net	(28)	(13)
% of net sales	0.0%	0.0%
Income tax provision	3,897	2,390
% of net sales	2.5%	1.9%

Net income	5,722	3,984
% of net sales	3.8%	3.2%

Net sales.  Net sales increased $28.0 million, or 22.6%, from $124.1 million for the six months ended June 30, 2005 to $152.1 million for the six months ended June 30, 2006.  Sales in our hardwood product line increased $29.9 million attributable to a combination of (i) increases in volume due to overall industry growth and market share gain, (ii) the inclusion of the results of the business acquired in the purchase of the assets of Dimension Moldings, Inc. in July 2005, and (iii) to a lesser extent, price adjustments made in response to prior increases in raw material costs. This increase was offset by a $1.9 million decrease in sales related to our engineered wood products line, attributable to softness in the engineered wood products industry and decreases in market share.

Cost of sales.  Cost of sales increased $22.3 million, or 21.4%, from $104.0 million for the six months ended June 30, 2005 to $126.3 million for the six months ended June 30, 2006. This increase in cost of sales is primarily attributable to higher material, labor and overhead costs as a result of higher volume of sales, but other factors include; (i) the acquisition of the assets of Dimension Moldings, Inc. in July 2005, (ii) start-up costs in our Pennsylvania facility, and (iii) stock compensation expense. These costs were partially offset by (i) improved operational performance, primarily at our Ohio and Oregon door making facilities, and (ii) the spreading of our fixed costs over a larger sales base.

Gross profit.  Gross profit increased $5.7 million, or 28.4%, from $20.1 million for the six months ended June 30, 2005 to $25.8 million for the same period in 2006 as a result of the factors described above. As a percentage of net sales, our gross profit increased 80 basis points from 16.2% for the six months ended June 30, 2005 to 17.0% for the same period in 2006. This increase reflects (i) improved operational performance, primarily  at our Ohio and Oregon door making facilities, (ii) stabilized raw material costs in our hardwood product line since the first half 2005, and (iii) the spreading of our fixed costs over a larger sales base.

Operating expenses.  Operating expenses increased $2.0 million, or 27.8%, from $7.2 million for the six months ended June 30, 2005 to $9.2 million for the same period in 2006. The increase partially consists of (i) $0.9 million additional stock compensation expense in 2006, (ii) $0.6 million due to the inclusion of six full months of operations of our Middlefield facility, which includes $0.4 million amortization for a customer relationship intangible asset, and (iii) $0.4 million of additional professional fees, bad debt, information systems and employee incentive expenses.

Operating income.  Operating income increased by $3.7 million, or 28.7%, from $12.9 million for the six months ended June 30, 2005 to $16.6 million for the six months ended June 30, 2006 as a result of the net effect of the factors described above.

Interest expense.  Interest expense increased $0.5 million, or 7.7%, from $6.5 million for the six months ended June 30, 2005 to $7.0 million for the six months ended June 30, 2006.  This increase relates to a higher average debt balance due to increased capital expenditures and the acquisition of the assets of Dimension Moldings, Inc. in July 2005.

Other income.  Other income increased from $13,000 for the six months ended June 30, 2005 to $28,000 of other income for the six months ended June 30, 2006.  This increase relates to the interest received related to short term investments in certificate of deposits.

Income tax provision.  Income tax expense increased $1.5 million, or 62.5% from $2.4 million for the six months ended June 30, 2005 to $3.9 million for the six months ended June 30, 2006 as a result of higher earnings, and a higher effective tax rate. The effective tax rate increased 300 basis points from 37.5% in 2005 to 40.5% in 2006 due to additional state taxes as a result of acquisitions.

Net income.  Net income increased $1.7 million, or 42.5%, from $4.0 million for the six months ended June 30, 2005 to $5.7 million for the six months ended June 30, 2006 as a result of the factors described above.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our existing senior secured credit facilities.

Refinancing. On February 18, 2004, we issued $120.0 million of 10% senior notes due in 2012, and paid the entire outstanding balance of our old senior secured credit facility and terminated the related credit agreement.  Our existing $55.0 million credit facility, which was amended and restated in September 2005, provides for revolving credit of up to $40.0 million subject to a borrowing base, $7.5 million nonamortizing term loan, and $7.5 million nonamortizing capital expenditure loan to be drawn upon through June 30, 2006.  As of June 30, 2006 the nonamortizing capital expenditure loan has expired.  The outstanding principal bears interest at a fluctuating rate equal to either the base rate plus 2 3/4% per annum or LIBOR plus 3.0% per annum. As of June 30, 2006, the borrowing base allowed for full availability of the $40.0 million revolving credit.  We had no amount outstanding under our revolving credit as of June 30, 2006 or December 31, 2005.  As of June 30, 2006 and December 31, 2005, we had $7.5 million outstanding under the nonamortizing term loan.  We must comply with certain financial covenants under our credit facility including maintenance of a minimum fixed charge coverage ratio, a maximum total leverage ratio and an EBITDA minimum. As of June 30, 2006 and December 31, 2005, we were in compliance with these covenants.  As of June 30, 2006, we had $1.6 million of capital lease obligations, of which $0.6 million was current and as of December 31, 2005 we had $2.5 million of capital lease obligations, of which $1.3 million was current.

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

Cash flow from operating activities.  As of June 30, 2006, we had $554,000 of cash and cash equivalents available for working capital purposes, compared to $2,000 as of June 30, 2005.  Cash provided by operating activities for the six months ended June 30, 2006 and 2005 was $6.8 million and $4.8 million, respectively.  The increase is primarily driven by the increased net income and increased noncash stock compensation expense for the six months ended June 30, 2006, offset partially by the change in operating assets and liabilities.

Cash flow from investing activities.  Net cash used in investing activities was $9.4 million for the six months ended June 30, 2006 and $4.5 million for the six months ended June 30, 2005. Capital expenditures for the six months ended June 30, 2006 were $9.5 million compared to $4.5 million for the six months ended June 30, 2005.  The increase is primarily due to expenditures in 2006 for (i) the expansion of our St. Cloud door plant and (ii) the equipment for the roughmill facility in Greenville, Pennsylvania.

Cash flow from financing activities.  Net cash used in financing activities for the six months ended June 30, 2006 and June 30, 2005 totaled $0.8 million and $0.3 million, respectively, due to payments made on capital leases.

We anticipate that the funds generated by operations and funds available under the senior secured credit facility will be sufficient to meet working capital requirements and to finance capital expenditures over the next twelve months. We cannot provide assurances that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot provide assurances that we will be able to refinance any of our indebtedness, including our senior secured credit facility and the notes, on commercially reasonable terms, if at all.  We are currently approaching our full manufacturing capacity.  We intend to incur capital expenditures in order to continue to fulfill increased manufacturing demands, including without limitation, the current expansions at our roughmill facility in Pennsylvania and our St. Cloud door facility for which we have expended approximately $11.5 million as of June 30, 2006. We currently believe that an additional amount between $4.5 million and $6.5 million will be required to complete these expansions.  These expansion costs include the acquisition of our Pennsylvania roughmill facility.

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

Interest rate risk.  We are exposed to market risk relating to changes in interest rates in respect of a portion of our long-term debt and a portion of our capital leases. As of June 30, 2006, we had $7.5 million outstanding under the nonamortizing term loan issued under our senior secured credit facility, which bears interest at variable rates.  In addition, as of that date, we had approximately $0.8 million of capital leases that bear interest at variable rates. We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

Item 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2006, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)           Changes in internal controls over financial reporting.

                None.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2005, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”).  The Risk Factors are hereby incorporated in Part II, Item IA of this Form 10-Q.  Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information previously disclosed on Current Report on Form 8-K filed on June 2, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 8, 2006, the holders of the Company’s Voting Common Stock took action by written consent approving an amendment of the Company’s 2003 Stock Option and Grant Plan (“2003 Plan”) to authorize an additional 500,000 shares to be issued there under.  On June 8, 2006, the holders of the Company’s Voting Common Stock took action by written consent approving a bonus arrangement with the Company’s Chief Executive Officer which is more fully described in the Company’s Current Report on Form 8-K, filed in June 2, 2006.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Bonus Letter Agreement between the Company and John Fitzpatrick, dated May 31, 2006
10.2	Option Agreement dated May 31, 2006, between the Company and John Fitzpatrick
10.3	Option Agreement dated May 31, 2006, between the Company and John Fitzpatrick
31.1	Certification of Vice President, Treasurer and Secretary of WII Components, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer of WII Components, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Vice President, Treasurer and Secretary of WII Components, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer of WII Components, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WII COMPONENTS, INC.

Dated: August 14, 2006	By:
/s/ John Fitzpatrick
John Fitzpatrick
Chief Executive Officer
(Principal Executive Officer)
Dated: August 14, 2006
/s/ Dale B. Herbst
Dale B. Herbst
Vice President, Treasurer and Secretary
(Principal Financial and Accounting Officer)