Form 10-Q
period 2006-09-30
WII Components, Inc.
filed 2006-11-13
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Yes ☐  No ☒.

As of November 10, 2006, 21,762,081 shares of voting common stock, $.01 par value per share, were outstanding and 854,261 shares of non-voting common stock, $.01 par value per share, were outstanding (all of which are privately owned and not traded on a public market).

WII COMPONENTS, INC.

FORM 10-Q

Quarter Ended September 30, 2006

Table of Contents

Part I—Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005 (unaudited)	1
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2006 and the Three Months Ended September 30, 2005 (unaudited)	2
Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2006 and the Nine Months Ended September 30, 2005 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and the Nine Months Ended September 30, 2005 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	13
Item 4. Controls and Procedures	14

Part II-Other Information
Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 5. Other Information	15
Item 6. Exhibits	15
Signatures	16

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash	$215	$3,981
Accounts receivable, net	16,045	14,682
Inventories	22,747	20,770
Other current assets	1,915	2,492
Total current assets	40,922	41,925

Property, plant, and equipment, net	58,674	49,921
Goodwill	108,748	107,748
Customer relationship	13,653	14,896
Noncompete agreements	500	849
Other assets	5,447	6,255
TOTAL	$227,944	$221,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$622	$1,262
Accounts payable	7,190	6,993
Accrued payroll	3,270	3,674
Other current liabilities	8,902	13,027
Total current liabilities	19,984	24,956

Long-term debt, net of current maturities	127,500	127,500
Other noncurrent liabilities	4,907	5,219

Stockholders’ Equity:
Common stock—voting	217	217
Common stock—nonvoting	9	9
Additional paid-in capital	55,288	51,927
Retained earnings	20,039	11,766
Total stockholders’ equity	75,553	63,919
TOTAL	$227,944	$221,594

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
NET SALES	$69,852	$68,067
COST OF SALES	57,894	57,372
Gross profit	11,958	10,695

OPERATING EXPENSES:
General and administrative	3,748	2,832
Selling and marketing	838	817
Gain on sale of assets	(123)	(1)
Total operating expenses	4,463	3,648

OPERATING INCOME	7,495	7,047

OTHER EXPENSE:
Interest income	10	7
Interest expense	(3,551)	(3,454)
Other income	2	0
Total other expense	(3,539)	(3,447)

INCOME BEFORE PROVISION FOR INCOME TAXES	3,956	3,600
INCOME TAX PROVISION	1,405	1,400
NET INCOME	$2,551	$2,200

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
NET SALES	$221,955	$192,181
COST OF SALES	184,211	161,413
Gross profit	37,744	30,768

OPERATING EXPENSES:
General and administrative	11,323	8,349
Selling and marketing	2,497	2,433
(Gain) loss on sale of assets	(129)	18
Total operating expenses	13,691	10,800

OPERATING INCOME	24,053	19,968

OTHER EXPENSE:
Interest income	40	14
Interest expense	(10,519)	(10,014)
Other income	0	6
Total other expense	(10,479)	(9,994)

INCOME BEFORE PROVISION FOR INCOME TAXES	13,574	9,974
INCOME TAX PROVISION	5,301	3,790
NET INCOME	$8,273	$6,184

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
OPERATING ACTIVITIES:
Net income	$8,273	$6,184

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,784	4,884
(Gain) loss on sale of assets	(129)	18
Amortization of debt issue costs	807	785
Stock compensation expense	3,338	1,261

Change in operating assets and liabilities:
Accounts receivable	(1,196)	(5,076)
Inventories	(1,977)	(1,834)
Other current assets	578	1,221
Accounts payable	349	1,078
Accrued payroll and other current liabilities	(5,529)	(1,750)
Net cash provided by operating activities	10,298	6,771

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(13,337)	(5,968)
Proceeds from sale of assets	202	193
Dimension Moldings, Inc. acquisition	0	(9,289)
Net cash used in investing activities	(13,135)	(15,064)

FINANCING ACTIVITIES:
Principal payments under long-term financing agreements	(1,852)	(16,496)
Borrowings of long-term debt	900	23,500
Issuance of common stock	23	4,747
Debt issue costs	0	(395)
Net cash (used) provided in financing activities	(929)	11,356

NET (DECREASE) INCREASE IN CASH	(3,766)	3,063
CASH—Beginning of period	3,981	2

CASH—End of period	$215	$3,065

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,600	$12,312

Cash paid for income taxes—net	$6,360	$2,293
NONCASH ACTIVITY:
Note receivable received in connection with the sale of property, plant and equipment	$167	$—
DMI earnout-contingent consideration	$1,000	$—
Capital expenditures in accounts payable	$500	$—

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

Reclassifications- Certain prior year amounts, including adjustments to the income statement classification of stock-based compensation in connection with the adoption of SFAS 123(R), have been reclassified to conform to the current fiscal year presentation.  These reclassifications have no impact on the Company’s net income.

2. SIGNIFICANT ACCOUNTING POLICIES

Inventories—Inventories consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$13,201	$11,369
Work in process	5,410	5,954
Finished goods	5,047	4,360
LIFO adjustment	(911)	(913)
	$22,747	$20,770

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market. The remainder of the inventory is valued under the first-in, first-out method (“FIFO”). As of September 30, 2006 and December 31, 2005, inventory on the LIFO method represented 63% and 59%, respectively, of consolidated inventories.

Goodwill—In 2002, the Company adopted and accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. In part, SFAS No. 142 states that companies are no longer required to amortize goodwill but instead must evaluate goodwill for impairment at least annually.  The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year. Fair value is measured using a market multiple valuation method.  The carrying amount of goodwill increased from $107.7 million at December 31, 2005 to $108.7 million at September 30, 2006.  As described in Footnote 3, the assets of Dimension Moldings, Inc. earnings target associated with the acquired business is projected to be met in 2006 resulting in an earnout payment to be paid in 2007.  The Company therefore had accrued $1.0 million contingent consideration at June 30, 2006, the maximum earnout payment for the year, which was allocated to goodwill.

Customer Relationship—Customer relationships relates to an intangible asset recorded through the purchase price allocation of the Grand Valley acquisition in 2004 and the acquisition of the assets of Dimension Moldings, Inc. for relationships with a significant customer. The original cost of these customer relationships is $16.6 million, and the related accumulated amortization as of September 30, 2006 is $2.9 million.  The intangible assets are being amortized over the estimated life of 10 years. Amortization for the nine-month period ended September 30, 2006 was $1,243,000.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

2006	$1,657
2007	1,657
2008	1,657
2009	1,657
2010	1,657
2011-2015	6,611

Noncompete Agreement—Noncompete agreements primarily relate to agreements with the former owners of Brentwood (acquired in 2002), Grand Valley, and Dimension Moldings, Inc. The original cost of these noncompete agreements is $2.3 million, and the related accumulated amortization as of September 30, 2006 is $1.8 million.  Noncompete rights are being amortized over the applicable terms of the agreements (5 years, 7 years, and 5 years respectively), and are expected to be fully amortized by July 2007, April 2011, and July 2010 respectively. Amortization for the nine-month period ended September 30, 2006 was $348,000.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

2006	$465
2007	285
2008	34
2009	34
2010	26
2011	5

Stock Options—In April 2003, the 2003 Stock Option and Grant Plan (“2003 Plan”) was approved by the stockholders of the Company. The 2003 Plan allows the granting of both incentive stock options and nonqualified stock options. Under the terms of the 2003 Plan, a maximum of 2,500,000 shares of stock, subject to adjustment, were made available for awards to officers, employees, directors, consultants, and other key persons of the Company. Awards may include, but are not limited to, stock options, restricted stock, unrestricted stock awards, and substitute performance awards.  Option awards are generally granted with an exercise price equal to the calculated fair market value of the company’s stock.  Options generally vest over four years and have 10-year contractual terms.  On May 31, 2006, the 2003 Plan was amended by the Board to provide for the issuance of an additional 500,000 options for a total of 3,000,000 options.  The stockholders approved the amendment on June 8, 2006.

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS No. 123(R)), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values over the requisite service period. The Company utilized the prospective transition method as permitted by SFAS 123(R). Under this transition method, SFAS No. 123(R) is applied prospectively to all new awards issued as well as awards modified, repurchased, or cancelled after the effective date.  The Company shall continue to account for the 1,517,000 options outstanding at the effective date of SFAS 123(R) using the accounting principles originally applied to those options.  The Company recorded $1,055,000 and $3,338,000 for the three months ended and nine months ended September 30, 2006, respectively, of related stock-based compensation expense. The total income tax benefit for share-based compensation arrangements was $375,000 and $1,305,000 for the three months ended and nine months ended September 30, 2006, respectively.  In accordance with the prospective transition method of SFAS 123(R), results for prior periods have not been restated.

As of September 30, 2006, $1,403,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately seven months.  In addition, $315,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately two years nine months.

On May 31, 2006 the Company issued 160,000 incentive stock options under the 2003 Plan to a key employee.  The options fully vest at the earlier of a sale event or June 30, 2009, and have an exercise price per share of $5.54 at the date of issuance.  The options’ exercise price increases by $0.83 on July 1, 2007, and each anniversary date thereafter until termination of the options.  The Company used a bi-nominal option pricing model to determine the average fair value of these options due to this adjusting exercise price.  The fair value of these options was calculated to be $1.02 per share.  The activity for these options is immaterial and is therefore not stated separately, but included in the tables below with the other option activity.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of the non-adjusting exercise price options, and a bi-nominal option pricing model for the adjusting exercise price options as described above. The weighted average fair value of options granted during the nine months ended September 30, 2006 was $1.43. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

Nine Months Ended September 30, 2006
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

Option transactions during the nine months ended September 30, 2006 are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)
Outstanding, beginning of period	2,351,000	$2.62
Granted	250,000	5.51
Exercised	10,750	2.12
Canceled	(71,750)	4.26
Outstanding, end of period	2,518,500	$2.86	7.3
Exercisable, end of period	1,439,625	$2.27	6.8

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

3. ACQUISITIONS

On July 28, 2005, the Company acquired substantially all of the assets of a moldings manufacturing company operating under the name of Dimension Moldings, Inc.  The Company paid a cash purchase price at closing of $9.3 million.  In addition, the Company will be required to pay up to an aggregate of $7.0 million if certain earnings targets are met at the end of each calendar year from 2005 to 2010, which may be accelerated upon certain events.  In the first quarter 2006, the Company paid $2.0 million to the sellers of Dimension Moldings as a result of the acquired business meeting the earnings target set for 2005.  Based on year-to-date results the earnings targets are projected to be met for 2006.  The Company therefore accrued $1.0 million contingent consideration at June 30, 2006, the maximum earn out payment for the year, which was allocated to goodwill.  Slightly less than half of the purchase price paid at closing was funded with borrowings under the senior secured revolving credit facility and the remainder was funded from the proceeds of an equity contribution from existing stockholders. The acquired assets of Dimension Moldings, Inc. are now operated and owned by Woodcraft Industries, Inc., the Company’s subsidiary.

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

•                  changes in interest rates and general economic conditions;

•                  a downturn in the homebuilding or home repair and remodeling industry;

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

In September 2005, we amended and restated the existing senior secured credit facility by expanding the revolving line of credit capacity to $40.0 million, advancing a $7.5 million nonamortizing term loan, and allowing the flexibility to advance up to $7.5 million through June 30, 2006 on a nonamortizing capital expenditure loan.  As of September 30, 2006, we had not borrowed any funds under the nonamortizing capital expenditure loan.  We have the option, without penalty, to prepay the term loan throughout the loan commitment period.

Results of Operations

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

The following table outlines, for the three months ended September 30, 2006 and for the three months ended September 30, 2005, selected operating data derived from our condensed consolidated statements of operations and presents this information as a percentage of net sales:

	WII Components, Inc.
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
	(dollars in thousands)
Net sales	$69,852	$68,067
% of net sales	100.0%	100.0%
Cost of sales	57,894	57,372
% of net sales	82.9%	84.3%

Gross profit	11,958	10,695
% of net sales	17.1%	15.7%
Operating expenses	4,463	3,648
% of net sales	6.4%	5.4%

Operating income	7,495	7,047
% of net sales	10.7%	10.3%
Other expenses (income):
Interest expense	3,551	3,454
% of net sales	5.1%	5.1%
Other income, net	(12)	(7)
% of net sales	0.0%	0.0%
Income tax provision	1,405	1,400
% of net sales	2.0%	2.0%

Net income	2,551	2,200
% of net sales	3.7%	3.2%

Net sales.  Net sales increased $1.8 million, or 2.6%, from $68.1 million for the three months ended September 30, 2005 to $69.9 million for the three months ended September 30, 2006.  Sales in our hardwood product line increased $4.2 million attributable to a combination of (i) increases in volume due to modest industry growth, which has slowed down since the second quarter, (ii) increases in volume due to slight market share gain, and (iii) modest price adjustments made in response to prior increases in raw material costs. This increase was offset by a $2.4 million decrease in sales related to our engineered wood products line, attributable to softness in the overall engineered wood products industry and decreases in market share.

Cost of sales.  Cost of sales increased $0.5 million, or .9%, from $57.4 million for the three months ended September 30, 2005 to $57.9 million for the three months ended September 30, 2006. This increase in cost of sales is primarily attributable to higher material, labor and overhead costs as a result of higher volume of sales, but other factors include; (i) board cost increases related to our engineered wood product line, (ii) start-up costs in our Pennsylvania facility, and (iii) increased stock compensation expense. These costs were partially offset by (i) improved operational performance, primarily at our Ohio and Oregon door making facilities, and (ii) to a lesser extent, leveraging our fixed costs over a larger sales base.

Gross profit.  Gross profit increased $1.3 million, or 12.1%, from $10.7 million for the three months ended September 30, 2005 to $12.0 million for the same period in 2006. As a percentage of net sales, our gross profit increased 140 basis points from 15.7% for the three months ended September 30, 2005 to 17.1% for the same period in 2006. This increase reflects (i) improved operational performance, primarily  at our Ohio and Oregon door making facilities, (ii) lower raw material costs in our hardwood product line, and (iii) leveraging our fixed costs over a larger sales base.  This increase was partially offset with board cost increases related to our engineered wood product line and startup costs in our Pennsylvania facility.

Operating expenses.  Operating expenses increased $0.9 million, or 25.0%, from $3.6 million for the three months ended September 30, 2005 to $4.5 million for the same period in 2006. The increase partially consists of (i) $0.6 million additional stock compensation expense in 2006, and (ii) $0.2 million of additional professional fees.

Operating income.  Operating income increased by $0.4 million, or 5.6%, from $7.1 million for the three months ended September 30, 2005 to $7.5 million for the three months ended September 30, 2006 as a result of the net effect of the factors described above.

Interest expense.  Interest expense increased $0.1 million, or 2.9%, from $3.5 million for the three months ended September 30, 2005 to $3.6 million for the three months ended September 30, 2006. This increase relates to a higher average debt balance due to increased capital expenditures and the acquisition of the assets of Dimension Moldings, Inc. in July 2005.

Other income.  Other income was $12,000 and $7,000 for the three months ended September 30, 2006 and September 30, 2005, respectively.  This income is from interest paid by our customers on past due balances.

Income tax provision.  Income tax expense increased $5,000, or 0.4% from an income tax expense of $1,400,000 for the three months ended September 30, 2005 to an income tax expense of $1,405,000 for the three months ended September 30, 2006 as a result of higher earnings. The effective tax rate decreased 340 basis points from 38.9% in 2005 to 35.5% in 2006 due to related true-ups of federal and state income tax liabilities upon completion of prior year tax returns.

Net income.  Net income increased $0.4 million, or 18.2%, from a net income of $2.2 million for the three months ended September 30, 2005 to a net income of $2.6 million for the three months ended September 30, 2006 as a result of the factors described above.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

The following table outlines, for the nine months ended September 30, 2006 and for the nine months ended September 30, 2005, selected operating data derived from our consolidated statements of operations and presents this information as a percentage of net sales:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(dollars in thousands)
Net sales	$221,955	$192,181
% of net sales	100.0%	100.0%
Cost of sales	184,211	161,413
% of net sales	83.0%	84.0%

Gross profit	37,744	30,768
% of net sales	17.0%	16.0%
Operating expenses	13,691	10,800
% of net sales	6.2%	5.6%

Operating income	24,053	19,968
% of net sales	10.8%	10.4%
Other expenses (income):
Interest expense	10,519	10,014
% of net sales	4.7%	5.2%
Other income, net	(40)	(20)
% of net sales	0.0%	0.0%
Income tax provision	5,301	3,790
% of net sales	2.4%	2.0%

Net income	8,273	6,184
% of net sales	3.7%	3.2%

Net sales.  Net sales increased $29.7 million, or 15.5%, from $192.2 million for the nine months ended September 30, 2005 to $221.9 million for the nine months ended September 30, 2006.  Sales in our hardwood product line increased $34.2 million attributable to a combination of (i) increases in volume due to overall industry growth and market share gain, (ii) the inclusion of the results of the business acquired in the purchase of the assets of Dimension Moldings, Inc. in July 2005, and (iii) to a lesser extent, price adjustments made in response to prior increases in raw material costs. This increase was offset by a $4.5 million decrease in sales related to our engineered wood products line, attributable to softness in the engineered wood products industry and decreases in market share.

Cost of sales.  Cost of sales increased $22.8 million, or 14.1%, from $161.4 million for the nine months ended September 30, 2005 to $184.2 million for the nine months ended September 30, 2006. This increase in cost of sales is primarily attributable to higher material, labor and overhead costs as a result of higher volume of sales, but other factors include; (i) the acquisition of the assets of Dimension Moldings, Inc. in July 2005, (ii) start-up costs in our Pennsylvania facility, (iii) board cost increases related to our engineered wood product line, and (iv) stock compensation expense. These costs were partially offset by (i) improved operational performance, primarily at our Ohio and Oregon door making facilities, and (ii) leveraging our fixed costs over a larger sales base.

Gross profit.  Gross profit increased $6.9 million, or 22.4%, from $30.8 million for the nine months ended September 30, 2005 to $37.7 million for the same period in 2006 as a result of the factors described above. As a percentage of net sales, our gross profit increased 100 basis points from 16.0% for the nine months ended September 30, 2005 to 17.0% for the same period in 2006. This increase reflects (i) improved operational performance, primarily  at our Ohio and Oregon door making facilities, (ii) lower raw material costs in our hardwood product line, and (iii) leveraging our fixed costs over a larger sales base.  This increase was partially offset with board cost increases related to our engineered wood product line and startup costs in our Pennsylvania facility.

Operating expenses.  Operating expenses increased $2.9 million, or 26.9%, from $10.8 million for the nine months ended September 30, 2005 to $13.7 million for the same period in 2006. The increase partially consists of (i) $1.5 million of additional stock compensation expense in 2006, (ii) $0.6 million due to the inclusion of seven full months of operations of our Middlefield facility, which includes $0.5 million of amortization for a customer relationship intangible asset, and (iii) $0.7 million of additional professional fees, bad debt, information systems and employee incentive expenses.

Operating income.  Operating income increased by $4.0 million, or 20.0%, from $20.0 million for the nine months ended September 30, 2005 to $24.0 million for the nine months ended September 30, 2006 as a result of the net effect of the factors described above.

Interest expense.  Interest expense increased $0.5 million, or 5.0%, from $10.0 million for the nine months ended September 30, 2005 to $10.5 million for the nine months ended September 30, 2006.  This increase relates to a higher average debt balance due to increased capital expenditures and the acquisition of the assets of Dimension Moldings, Inc. in July 2005.

Other income.  Other income increased from $20,000 for the nine months ended September 30, 2005 to $40,000 of other income for the nine months ended September 30, 2006.  This increase relates to the interest received related to short term investments in certificate of deposits and interest paid by our customers on past due balances.

Income tax provision.  Income tax expense increased $1.5 million, or 39.5% from $3.8 million for the nine months ended September 30, 2005 to $5.3 million for the nine months ended September 30, 2006 as a result of higher earnings, and a higher effective tax rate. The effective tax rate increased 110 basis points from 38.0% in 2005 to 39.1% in 2006 due to additional state taxes as a result of acquisitions.

Net income.  Net income increased $2.1 million, or 33.9%, from $6.2 million for the nine months ended September 30, 2005 to $8.3 million for the nine months ended September 30, 2006 as a result of the factors described above.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our existing senior secured credit facilities.

Refinancing. On February 18, 2004, we issued $120.0 million of 10% senior notes due in 2012, and paid the entire outstanding balance of our old senior secured credit facility and terminated the related credit agreement.  Our existing $55.0 million credit facility, which was amended and restated in September 2005, provides for revolving credit of up to $40.0 million subject to a borrowing base, $7.5 million nonamortizing term loan, and $7.5 million nonamortizing capital expenditure loan to be drawn upon through June 30, 2006.  As of June 30, 2006 the nonamortizing capital expenditure loan had expired.  The outstanding principal bears interest at a fluctuating rate equal to either the base rate plus 2 3/4% per annum or LIBOR plus 3.0% per annum. As of September 30, 2006, the borrowing base allowed for full availability of the $40.0 million revolving credit.  We had no amount outstanding under our revolving credit as of September 30, 2006 or December 31, 2005.  As of September 30, 2006 and December 31, 2005, we had $7.5 million outstanding under the nonamortizing term loan.  We must comply with certain financial covenants under our credit facility including maintenance of a minimum fixed charge coverage ratio, a maximum total leverage ratio and an EBITDA minimum. As of September 30, 2006 and December 31, 2005, we were in compliance with these covenants.  As of September 30, 2006, we had $1.5 million of capital lease obligations, of which $0.6 million was current and as of December 31, 2005 we had $2.5 million of capital lease obligations, of which $1.3 million was current.

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

Cash flow from operating activities.  As of September 30, 2006, we had $215,000 of cash and cash equivalents available for working capital purposes, compared to $3.1 million as of September 30, 2005.  Cash provided by operating activities for the nine months ended September 30, 2006 and 2005 was $10.3 million and $6.8 million, respectively.  The increase is primarily driven by the increased net income and increased noncash stock compensation expense for the nine months ended September 30, 2006, offset partially by the change in operating assets and liabilities.

Cash flow from investing activities.  Net cash used in investing activities was $13.1 million for the nine months ended September 30, 2006 and $15.1 million for the nine months ended September 30, 2005. Capital expenditures for the nine months ended September 30, 2006 were $13.3 million compared to $6.0 million for the nine months ended September 30, 2005.  The increase is primarily due to expenditures in 2006 for (i) the expansion of our St. Cloud door plant and (ii) the equipment for the roughmill facility in Greenville, Pennsylvania.

Cash flow from financing activities.  Net cash used in financing activities for the nine months ended September 30, 2006 totaled $0.9 million primarily due to payments on capital leases.  Net cash provided in financing activities for the nine months ended September 30, 2005 totaled $11.4 million, primarily attributable to cash inflows from the new $7.5 million term loan funded under the new financing agreement and $4.7 million for stock issued for the Dimension Moldings, Inc. acquisition.

We anticipate that the funds generated by operations and funds available under the senior secured credit facility will be sufficient to meet working capital requirements and to finance capital expenditures over the next twelve months. We cannot provide assurances that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot provide assurances that we will be able to refinance any of our indebtedness, including our senior secured credit facility and the notes, on commercially reasonable terms, if at all.  We are currently approaching our full manufacturing capacity.  We intend to incur capital expenditures in order to continue to fulfill increased manufacturing demands, including without limitation, the current expansions at our roughmill facility in Pennsylvania and our St. Cloud door facility for which we have expended approximately $14.2 million as of September 30, 2006. We currently believe that an additional amount between $1.8 million and $3.8 million will be required to complete these expansions.  These expansion costs include the acquisition of our Pennsylvania roughmill facility.

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

Interest rate risk.  We are exposed to market risk relating to changes in interest rates in respect of a portion of our long-term debt and a portion of our capital leases. As of September 30, 2006, we had $7.5 million outstanding under the nonamortizing term loan issued under our senior secured credit facility, which bears interest at variable rates.  In addition, as of that date, we had approximately $0.8 million of capital leases that bear interest at variable rates. We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

Item 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2006, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

In addition, the following Risk Factor should be considered prior to making an investment decision with respect to the Company’s securities:

If the current slowdown of growth in the home building, repair and remodeling industry continues for an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.  The Company derives a significant portion of its revenue as a result of the demand for its products created by the building of new homes, and repair and remodeling of existing homes.  During the third quarter of 2006, the growth in the home building, repair and remodeling industry experienced a slowdown as a result of general economic conditions.  If continued over an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

WII COMPONENTS, INC.

Dated: November 13, 2006	By:
/s/ John Fitzpatrick
John Fitzpatrick
Chief Executive Officer
(Principal Executive Officer)
Dated: November 13, 2006
/s/ Dale B. Herbst
Dale B. Herbst
Vice President, Treasurer and Secretary
(Principal Financial and Accounting Officer)