Form 10-K
period 2006-12-31
WII Components, Inc.
filed 2007-03-28
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2006: not applicable.

As of March 15, 2007, 100 shares of common stock of the registrant, $.01 par value per share, were issued and outstanding (all of which are owned by WII Holding, Inc.).

DOCUMENTS INCORPORATED BY REFERENCE:   None.

WII COMPONENTS, INC.

FORM 10-K

Year Ended December 31, 2006

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

In this report, the terms “WII Components,” “we,” “our” or “us” refer to WII Components, Inc. and its subsidiaries on a consolidated basis and their respective predecessors, unless otherwise indicated or the context otherwise requires. In April 2003, WII Components, Inc. was formed by a group of investors to acquire Woodcraft Industries, Inc., or Woodcraft, and its subsidiaries, PrimeWood, Inc., or PrimeWood, and Brentwood Acquisition Corp., or Brentwood. On January 9, 2007, WII Components, Inc. became a wholly owned subsidiary of WII Holding, Inc., a newly formed investment entity controlled by Olympus Partners.  WII Components conducts all of its operations through its direct subsidiary, Woodcraft, and its indirect subsidiaries, PrimeWood, Brentwood, and Grand Valley Acquisition, Inc., or Grand Valley. Grand Valley was merged with and into Woodcraft Industries, Inc on December 31, 2006.

PART I

Item 1. Business

Our Company

We believe we are one of the leading manufacturers of hardwood cabinet doors, hardwood components and engineered wood products in the United States. We generate approximately 94% of our sales from the kitchen and bath cabinet manufacturing industry. We believe our reputation for high quality and reliable performance has enabled us to establish strong, long-standing relationships with our customers, which include most of the top cabinet manufacturers in the United States. Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders. We generated net sales of approximately $63.7 million for the three months ended December 31, 2006 and approximately $285.6 million for the year ended December 31, 2006.

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

We operate eleven manufacturing facilities located in Minnesota, North Dakota, Ohio, Oregon, Pennsylvania, Kansas, Utah and Kentucky that allow us to distribute our products nationwide. In 2005, we acquired substantially all of the assets of Dimension Moldings, Inc., and as a result of the acquisition we commenced operations at a second Ohio facility located in Middlefield, Ohio.  In 2005, we also acquired a rough mill facility in Greenville, Pennsylvania and commenced operations at a manufacturing facility in Lansing, Kansas.  In the first quarter 2007, we commenced operations at a manufacturing facility in West Jordan, Utah.  We have made substantial capital investments to broaden the scope of our manufacturing operations from rough milling through final production, which maximizes our yield from raw materials and allows us to meet the short lead time requirements of our customers. Our technical knowledge and expertise with respect to the entire production process enable us to meet the specifications and delivery time demands of our customers for almost any style of cabinet doors or components with high quality standards at a competitive cost. We believe we offer customers among the shortest lead times in the industry, an important criterion in our customers’ procurement decisions.

Our senior management team has an average of 13 years of industry experience and 12 years with our Company. Our President and Chief Executive Officer, John Fitzpatrick, has over 25 years of experience in managing manufacturing-based companies and has led our senior management team since July 2000.

Our History

Our subsidiary, Woodcraft Industries, Inc., was founded in 1945 in St. Cloud, Minnesota, and began as a manufacturer of millwork products, including store fixtures and shipping pallets. In 1968, through an acquisition and by utilizing our millwork expertise, we began manufacturing kitchen cabinet components. In 1989, we entered the door assembly business. Over the past 35 years, through strategic acquisitions and expansion of our manufacturing capabilities, we have become a leading U.S. hardwood cabinet door and hardwood component manufacturer focused primarily on the kitchen and bath cabinet industry. We acquired our PrimeWood subsidiary in 1998, our Brentwood subsidiary in 2002, our Grand Valley subsidiary in 2004, and substantially all of the assets of Dimension Moldings, Inc. in 2005.  On December 31, 2006, Grand Valley was merged with and into Woodcraft.  WII Components, Inc. was incorporated in Delaware in April 2003, in connection with the acquisition of Woodcraft and its subsidiaries.

On January 9, 2007, WII Holding, Inc. (“Parent”), acquired all of the outstanding capital stock of WII Components, Inc. through the merger of a newly formed wholly owned subsidiary of Parent with and into WII Components, Inc. (the “2007 Acquisition”).  Parent is a newly formed investment entity controlled by Olympus Partners, a private equity firm headquartered in Stamford, Connecticut.

Customers

We have been servicing our top ten customers for an average of approximately 17 years, with a minimum of five years. In 2006, sales to Masco Corporation and Elkay accounted for 37% and 17%, respectively, of our net sales. We have experienced significant volume growth in the past five years with most of our top ten customers due to both market share gains and growth experienced by our customers.

Sales and Marketing

Substantially all of our sales are made directly to cabinet manufacturers without the use of third party sales representatives or distributors. Our sales and marketing group is organized primarily by product and geography.  The group includes a sales director for all product lines, a marketing director for hardwood products, a marketing director for engineered woods, a marketing director for industrial markets, and four account managers.  Over the past few years, our sales and marketing efforts have been focused on strengthening relationships with our most important customers and introducing new products to targeted markets. Due to our long-standing relationships with our key customers, sales and marketing involves relationships at multiple levels with our customers. Accordingly, our internal sales force works closely with our manufacturing and marketing personnel to develop new opportunities in our core kitchen and bath market, which accounted for approximately 94% of our sales in 2006, as well as our other markets, including store fixtures.  In 2006, approximately 98.9% of our net revenues resulted from sales in the United States, while the balance of approximately 1.1% resulted from sales in Canada & Mexico.

We do not rely on imported product components for any significant portion of our business.  However, we do purchase imported components for use in our domestic manufacturing process and for direct sale to our customers.  In 2006, our sales of imported products accounted for less than 1% of our total sales.

Supply of Raw Materials

The primary raw materials we purchase are green, kiln-dried, and semi-processed hardwood lumber, MDF, hardwood veneer and PVC foil. Hardwood lumber accounts for the largest portion of our material costs. We purchase our lumber directly from hardwood mills, which allows us to both leverage our scale and avoid the costs associated with intermediaries. We purchase from a network of over 50 regional mills throughout the Northern and Appalachian hardwood forest areas in close proximity to our manufacturing facilities. No single supplier accounted for more than 7% of our material purchases in 2006, and we are not dependent on any single supplier for any raw material product. Our top ten suppliers accounted for approximately 35% of the key raw materials we purchased in 2006.

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

Competition

We operate in the highly competitive kitchen and bath cabinet door and component industry. Our competitors include other independent kitchen and bath cabinet door and component manufacturers and vertically integrated cabinet manufacturers who produce their own doors and components. We estimate that the cabinet door and component market segment in which we compete represented approximately $2.4 billion of the overall U.S. cabinet market in 2006. We believe that independent cabinet door and component manufacturers, like us, accounted for approximately $1.2 billion of this segment in 2006, while vertically integrated cabinet manufacturers accounted for the remainder.

We are one of the three largest manufacturers in the independent cabinet component industry. We believe that in 2006 we accounted for approximately 24% of total outsourced cabinet door and component market sales, and, based on publicly available information, together with Conestoga Wood Products and Appalachian Wood Products, our principal competitors, we accounted for approximately 49% of this market in 2006.

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

Employees

As of December 31, 2006, we had approximately 1,636 full-time employees, 44 part-time employees, and 81 independent contractors.  Currently, none of our employees are covered by a collective bargaining agreement.

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

Sales to the kitchen and bath cabinet market accounted for approximately 94% of our total sales for the year ended December 31, 2006. Sales in this market are driven by new home construction and home repair and remodeling activity. New home construction and repair and remodeling activity may be significantly affected by changes in economic and other conditions, such as gross domestic product levels, employment levels, demographic trends, availability of financing, interest rates and consumer confidence. These factors can negatively affect the demand for our products. Any deterioration in these factors could have a material adverse effect on our business, financial condition and results of operations.

The Company derives a significant portion of its revenue as a result of the demand for its products created by the building of new homes, and repair and remodeling of existing homes.  During the second half of 2006, the home building, repair and remodeling industry experienced a slowdown as a result of general economic conditions.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.

We are dependent on major customers for a significant portion of our net sales.

For the year ended December 31, 2006, our top ten customers accounted for approximately 85% of our net sales. During this period, our two largest customers accounted for approximately 54% of our net sales. The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could have a material adverse effect on our results of operations. The ongoing trend toward consolidation in the cabinet manufacturing market in which our customers operate could increase the concentration of our sales and therefore increase these risks.

In addition, some of our key cabinet manufacturer customers have the resources to manufacture internally the cabinet doors and components that we sell to them. Despite these manufacturing capabilities, these customers have chosen to outsource door and component production to us in part due to the quality of our products and in order to reduce costs, eliminate production risks and maintain company focus. However, these customers may not continue to outsource door and component production in the future. Increased levels of production insourcing could result from a number of factors, such as shifts in our customers’ business strategies, which could result from the acquisition of another door and component manufacturer, the inability of third party suppliers to meet product specifications and the emergence of low-cost production opportunities in foreign countries. Any significant reduction in the level of cabinet door and component production outsourcing from our cabinet manufacturing customers could significantly impact our sales and, accordingly, have a material adverse effect on our business, results of operations and financial condition.

Increased prices for raw materials used in our products could adversely affect our business.

Our profitability is affected by the prices of our raw materials, which may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, competition and, in some cases, government regulation. The prices for the hardwood species we use in production of our hardwood doors and components are subject to some volatility. In the past calendar year the price of hard maple, the primary hardwood specie we use, (accounting for approximately 45% of our lumber purchases) decreased by approximately 4%, and the price of cherry, (accounting for approximately 24% of our lumber purchases) decreased by 3%. We have no long-term supply contracts for the raw materials used in the manufacture of our products. This means that we are subject to changes in the prices charged by our suppliers. Significant increases in the prices of raw materials could materially adversely affect our business, financial condition and results of operations, especially if we are not able to recover these costs by increasing the prices we charge our customers for our products.  In 2006, the U.S. kitchen and bath cabinet industry relied heavily on domestic maple, which is of a higher quality than imported maple. A shortage in the supply of domestic maple or certain other species of lumber would restrict our ability to make sales to our customers, which could also have a material adverse effect on our business, financial condition and results of operations.  We have attempted to pass through cost increases to our customers, but the price increases may not fully offset the effects of increasing raw material costs.

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

We operate in the highly fragmented and very competitive cabinet door and component industry. Our competitors include international, national and local cabinet and cabinet component manufacturers. These can be large consolidated operations with manufacturing facilities in large and efficient plants, as well as relatively small, local cabinetmakers. Some of our competitors may achieve greater market penetration in certain of the markets in which we operate, have greater financial and other resources available and be less leveraged, which may provide them with greater financial flexibility. Moreover, companies in other building products industries may choose to compete with us. To remain competitive, we will need to invest continuously in manufacturing, customer service and product development. We may have to adjust the prices of some of our products to stay competitive. We may not have sufficient resources to continue to make such investments or that we will maintain our competitive position within each of the markets we serve.

Cabinet manufacturers may increasingly rely on imported components, which could negatively affect our business.

The number of foreign-made kitchen cabinets sold in the United States has increased slightly in the last ten years. We believe that the number of foreign-made cabinet components sold in the United States has also increased, though we do not believe any detailed study of such a trend is currently available. This increase in sales of imported components is the result of foreign wood component manufacturers improving the quality of their products and services and, in some cases, offering lower prices. While we currently believe that the impact of imported products in our target markets is limited by, among other factors, the need for greater variety in terms of profiles, sizes and finishes, demand for higher quality products and short lead times, there is no assurance that demand for foreign-made products will not increase in such markets. If domestic cabinet manufacturers continue to increasingly rely on foreign imports for their components, our business, financial condition and results of operations could be materially and negatively affected.

If we are unable to meet future capital requirements, our business may be adversely affected.

We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our production processes. As we grow our businesses, we may have to incur significant capital expenditures. We may not have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product offering may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could negatively impact our business, financial condition and results of operations.

Increases in the cost of labor, union organizing activity and work stoppages at our facilities could materially affect our business.

Our business is labor intensive. As a result, our financial performance is affected by the availability of qualified personnel and the cost of labor. Currently, none of our employees are represented by labor unions. However, there could be strikes or other types of conflicts with personnel that may arise or that we could become a target for union organizing activity. Strikes, work stoppages or slowdowns could result in slowdowns or closures of our or our suppliers’ facilities. In addition, organizations responsible for shipping our products may be impacted by strikes. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

We are dependent on certain key personnel, the loss of whom could materially affect our financial performance and prospects.

Our continued success depends to a large extent upon the continued services of our senior management and certain key employees. The loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations. We have no keyman life insurance on any of our employees.

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

As of March 15, 2007, Parent owned 100% of our outstanding voting capital stock and Olympus Growth Fund IV, L.P. and Olympus Executive Fund, L.P. (each of which is an investment fund controlled by Olympus Partners) collectively owned 93.02% of the outstanding voting capital stock of Parent.  As a result, Olympus Partners has the ability to control the election of our Board of Directors and the election of the board of directors of Parent and, by virtue of its ownership in Parent and certain contractual voting rights set forth in the Parent Stockholders Agreement among the current stockholders of Parent, the outcome of other issues submitted to the stockholders for approval. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” We cannot assure you that the interests of the Olympus funds will not conflict with the interests of the holders of our senior notes. In particular, the Olympus funds may cause a change of control at a time when we do not have sufficient funds to repurchase the notes, or to repay our New Senior Credit Facility.  For ease of reference, we sometimes refer to Olympus Growth Fund IV, L.P. and Olympus Executive Fund, L.P. herein as the “Olympus funds.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in St. Cloud, Minnesota. We own eight and lease three manufacturing facilities. We believe that our facilities are currently operating at approximately 75-80% of overall plant capacity. We intend to maintain current levels of capacity utilization while handling an increased volume of sales through increases in operating efficiencies and growth investments at our hardwood component, door and engineered woods facilities. We expanded our Molalla, Oregon plant in 2004 to create additional capacity for customers located on the West Coast.  In 2006, we completed the expansions of our i) Cabinet Door plant in St. Cloud, Minnesota to create additional door building capacity, and ii) Greenville, Pennsylvania facility to add incremental capacity for lumber drying and roughmilling.  In the first quarter 2007, we completed the expansion of a leased facility in West Jordan, Utah to add incremental door capacity.

Our Woodcraft subsidiary operates three facilities in Minnesota, two of which are located in St. Cloud and one of which is located in Foreston. Our Minnesota facilities manufacture hardwood components, and one of our St. Cloud facilities also produces approximately 62% of our hardwood doors. The hardwood door plant in St. Cloud includes high-volume hardwood door production together with flexible production cells required to respond to customer KAT orders. Our Woodcraft division also has a fourth facility located in Bowling Green, Kentucky where we manufacture hardwood components for shipment to our Minnesota facilities and to selected customers in the eastern United States.  Our Woodcraft subsidiary in 2005 acquired a facility located in Middlefield, Ohio, which manufactures hardwood component moldings, and also purchased a facility located in Greenville, Pennsylvania, which manufactures hardwood components for shipment to our Minnesota, Bowling Green, and Middlefield facilities.  In 2007, our Woodcraft subsidiary completed an expansion in West Jordan, Utah to produce hardwood doors

In Wahpeton, North Dakota, our PrimeWood subsidiary manufactures RTF doors and components, VRPs and wrapped profiles. We believe our Wahpeton facility, which supplies cabinet manufacturers throughout North America, is one of the largest independent producers of engineered woods in North America. We acquired this facility in 1998 in connection with our acquisition of PrimeWood, Inc.  The PrimeWood subsidiary in 2005 also began operations at a manufacturing facility in Lansing, Kansas that manufactures RTF doors and components.  The Lansing facility is located in the Lansing Correctional Institute and employs inmates in the production of RTF components.

Our Brentwood subsidiary operates a manufacturing facility in Molalla, Oregon where we produce hardwood and RTF doors, primarily for distribution to our customers located on the West Coast. Our Molalla facility focuses primarily on KAT production of custom and semi-custom products. We acquired this facility in 2002 in connection with our acquisition of Brentwood, Inc.

Our former Grand Valley subsidiary (which is now part of Woodcraft) operates a manufacturing facility in Orwell, Ohio where we produce hardwood doors through KAT production, primarily for semi-custom products. We acquired this facility in 2004 in connection with our acquisition of the former Grand Valley subsidiary.

The following chart sets forth information regarding our headquarters and our eleven manufacturing facilities:

Location	Primary Product Line	Square Footage	Description of Property Interest
St. Cloud, Minnesota	Headquarters	10,000	Owned
St. Cloud, Minnesota	Hardwood Doors	153,000	Owned
St. Cloud, Minnesota	Hardwood Components	157,450	Owned
Foreston, Minnesota	Hardwood Components	137,770	Owned
Bowling Green, Kentucky	Hardwood Components	116,880	Owned
Middlefield, Ohio	Hardwood Components	40,000	Leased
Greenville, Pennsylvania	Hardwood Components	80,000	Owned
Wahpeton, North Dakota	RTF Doors and Components, VRP	200,000	Owned
Lansing, Kansas	RTF Doors and Components	19,000	Leased
Molalla, Oregon	Hardwood and RTF Doors	100,000	Owned
Orwell, Ohio	Hardwood Doors	40,000	Owned
West Jordan, Utah	Hardwood Doors	40,000	Leased

Item 3. Legal Proceedings

We are involved in various proceedings incidental to the ordinary conduct of our business. We do not presently believe that any of the proceedings currently pending will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 4. Submission of Matters to Vote of Security Holders

On December 12, 2006, stockholders of the Company representing a majority of the Company’s then outstanding voting capital stock voted upon and approved the Merger Agreement, dated as of December 11, 2006 (as amended, modified and/or supplemented from time to time), by and among the Company, Parent and the other parties thereto, and the 2007 Acquisition contemplated by the Merger Agreement.  The results of the vote were: 20,920,129 shares for, 0 shares against and 841,952 withheld.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the common stock of WII Components, Inc.  As a result of the 2007 Acquisition, WII Components, Inc. is a wholly owned subsidiary of Parent.

On February 24, 2004, we used $39.0 million of the net proceeds from the offering of the senior notes to make payments to our former stockholders through a combination of dividends and redemptions of common stock.  Any payment of future dividends and the amounts thereof will be dependent upon the Company’s earnings, fiscal requirements and other factors deemed relevant by the Company’s Board of Directors. Certain restrictive covenants contained in the Company’s New Senior Credit Facility and the indenture governing the senior notes currently limit its ability to make dividend or other payments.

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

On July 28, 2005, we issued 1,016,488 shares of common stock at $4.67 per share to our former stockholders in connection with our acquisition of substantially all of the assets of Dimension Moldings, Inc.  On August 15, 2005 we granted 255,000 options to certain of our employees to purchase our common stock at an exercise price of $4.67 per share.  On October 26, 2005 we granted 40,000 options to certain of our employees to purchase our common stock at an exercise price of $4.67 per share.

On March 9, 2006, we issued 10,000 stock options under the 2003 Plan to an employee.  The options vested over a four year period, and have an exercise price per share of $4.74 at the date of issuance.  On May 31, 2006 the Company issued

80,000 stock options under the 2003 Plan to an employee.  The options vest over a four year period, and had an exercise price per share of $5.54 at the date of issuance.  Also, on May 31, 2006, we issued 160,000 incentive stock options under the 2003 Plan to an employee.  The options would fully vest at the earlier of a sale event or June 30, 2009, and had an exercise price per share of $5.54 at the date of issuance.  The 160,000 options’ exercise price would have increased by $0.83 on July 1, 2007, and each anniversary date thereafter until termination of the options.

During 2006, 71,750 options were cancelled, and 10,750 options were exercised.  As a result of the 2007 Acquisition, all outstanding stock options were terminated and canceled on January 9, 2007, and there are currently no stock options of the Company issued and outstanding.

Item 6. Selected Financial Data

The following table sets forth certain of our historical consolidated financial data. We refer to the Company prior to its acquisition by its former owners on April 9, 2003 as the “Predecessor.” For accounting purposes, this acquisition was recorded with an effective date of April 1, 2003 and accounted for using the purchase method of accounting. Therefore, the financial information for periods after April 1, 2003 may not be comparable to financial information for periods prior to April 1, 2003. We refer to the Company after its acquisition by its former owners on April 9, 2003 as the “Successor”.  The selected historical consolidated financial data as of and for the years ended December 31, 2006, 2005, 2004, and 2002; as of and for the three months ended March 31, 2003; and as of and for the nine months ended December 31, 2003 have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and accompanying notes included elsewhere in this annual report.

	Successor				Predecessor
	Year Ended December 31,			Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
	2006	2005 (1)	2004 (2)	2003	2003	2002 (3)
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$285,633	$259,603	$203,066	$132,647	$40,980	$143,832
Cost of sales	237,289	217,625	167,279	107,478	32,071	115,827
Gross profit	48,344	41,978	35,787	25,169	8,909	28,005
Total operating expenses (4)	18,024	14,805	12,643	8,490	4,188	11,298
Operating income	30,320	27,173	23,144	16,679	4,721	16,707
Interest expense	14,038	13,561	12,767	6,343	835	3,358
Other loss (income), net (5)	(88)	(50)	3,414	(68)	(28)	748
Income tax expense	6,627	5,487	2,684	3,852	1,404	4,983
Net income	$9,743	$8,175	$4,279	$6,552	$2,510	$7,618
Other Financial Data:
EBITDA (6)	$38,334	$33,983	$25,801	$20,799	$6,032	$20,724
EBITDA margin (7)	13.4%	13.1%	12.7%	15.7%	14.7%	14.4%
Depreciation and amortization (8)	$7,926	$6,760	$6,071	$4,052	$1,283	$4,765
Capital expenditures (9)	15,999	11,787	5,733	5,005	533	2,270
Net cash provided by operating activities	23,426	12,990	15,969	17,203	989	11,308
Balance Sheet (at end of period):
Total assets	$230,314	$221,594	$194,987	$173,925	$81,091	$76,879
Long-term debt, plus current maturities	127,500	127,500	120,000	94,948	32,273	32,634
Capital lease obligations	1,111	2,466	3,122	4,488	4,166	4,342
Accumulated preferred stock	$—	$—	$—	$—	$28,245	$27,062

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

(4) Total operating expenses include $1.0 million of stock compensation expense in 2002 related to stock option variable accounting and the issuance of common stock, $1.8 million of payments to former holders of our capital stock in the three months ended March 31, 2003 for certain tax liabilities incurred upon the sale of our predecessor’s capital stock in connection with our acquisition by its former owners, $0.6 million of stock compensation expense in 2004 related to stock option variable accounting, $1.3 million of stock compensation expense in 2005 related to stock option variable accounting, and $3.1 million of stock compensation expense in 2006 related to stock option variable accounting.

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

	Successor				Predecessor
				Nine Months Ended	Three Months Ended	Years Ended
	Year Ended December 31,			December 31, 2003	March 31, 2003	December 31, 2002
	2006	2005	2004

Net income	$9,743	$8,175	$4,279	$6,552	$2,510	$7,618
Interest expense	14,038	13,561	12,767	6,343	835	3,358
Income tax expense	6,627	5,487	2,684	3,852	1,404	4,983
Depreciation and amortization	7,926	6,760	6,071	4,052	1,283	4,765
EBITDA	$38,334	$33,983	$25,801	$20,799	$6,032	$20,724

(7) Represents EBITDA divided by net sales.

(8) Depreciation and amortization does not include amortization of deferred financing fees (which are included in interest expense) for the fiscal years ended December 31, 2002, 2004, 2005 and 2006 of $0.4 million, $1.0 million, $1.0 million and $1.1 million, respectively; for the three months ended March 31, 2003 of $0.1 million; and for the nine months ended December 31, 2003 of $0.7 million.

(9) Includes capital expenditures in Accounts Payable at the end of the period, which have not been paid in cash.  See “Consolidated Statements of Cash Flows” included in the consolidated financial statements elsewhere in this report for more information.

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

Overview

We are one of the leading manufacturers of hardwood cabinet doors and components and engineered wood products in the United States. Our products include (1) hardwood cabinet door components, face frames and drawer fronts, (2) fully assembled hardwood cabinet doors, (3) rigid thermofoil, or RTF, cabinet doors and components, (4) veneer raised panels, or VRPs, and (5) a variety of laminated and profile-wrapped components. We generate approximately 94% of our sales from the kitchen and bath cabinet manufacturing industry. Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders. We conduct all of our operations through our Woodcraft, PrimeWood and Brentwood subsidiaries and we operate eleven manufacturing facilities located in Minnesota, North Dakota, Oregon, Ohio, Kansas, Pennsylvania, Utah and Kentucky that allow us to distribute our products nationwide.

In the past nine years, we have consummated four strategic acquisitions that have enhanced our market position, product breadth and geographic reach. In June 1998, we acquired PrimeWood, a manufacturer of RTF, VRP and profile-wrapped engineered wood products based in North Dakota. In July 2002, we acquired Brentwood, a manufacturer of solid wood and RTF cabinet doors located in Oregon. In April 2004, we acquired Grand Valley, a manufacturer of solid wood cabinet doors located in Ohio.  In July 2005, we acquired substantially all of the assets of Dimension Moldings, Inc. (DMI), an Ohio corporation, which was in the business of manufacturing hardwood component moldings at a facility located in Middlefield, Ohio.  Following the acquisition, our Woodcraft subsidiary manufactures hardwood component moldings at the Middlefield facility for sale to one of our major customers.

In February 2004, we entered into a senior secured revolving credit facility and used the proceeds from the sale of our 10% Senior Notes due 2012 to pay off the term loans and revolving line of credit under our old senior credit facility, pay a dividend of approximately $21.5 million, to repurchase an aggregate of 3,317,580 shares of our voting and non-voting common stock from our former stockholders on a proportionate basis for an aggregate purchase price of approximately $17.5 million or $5.29 per share and to pay financing costs of $7.4 million.

In September 2005, we amended and restated our existing senior secured revolving credit facility (which is referred to herein as the “2005 Senior Credit Facility”), by expanding the revolving line of credit capacity to $40.0 million, advancing a $7.5 million nonamortizing term loan, and allowing the flexibility to advance up to $7.5 million through June 30, 2006 on a nonamortizing capital expenditure loan.  As of December 31, 2006, we had not borrowed any funds under the nonamortizing capital expenditure loan.  The 2005 Senior Credit Facility was terminated on January 9, 2007 in connection with the 2007 Acquisition, and all outstanding borrowings thereunder were repaid.

The 2007 Acquisition was completed on January 9, 2007.  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the 2007 Acquisition was approximately $295.5 million, less indebtedness and certain expenses, and subject to customary adjustments.  Parent financed the 2007 Acquisition through the following transactions:

• borrowings of approximately $86.0 million by Parent through the issuance of $43.0 million in principal amount of senior pay-in-kind notes to OCM Mezzanine Fund II, L.P. and $43.0 million in principal amount of junior pay-in-kind notes to Olympus Growth Fund IV, L.P.;

• the issuance and sale of equity securities of Parent (including rollover equity from management) to the Olympus funds, co-investors and certain members of management of approximately $86.2 million; and

• borrowings of approximately $10.2 million by the Company under the New Senior Credit Facility (as defined below).

In connection with the 2007 Acquisition, the Company entered into a new senior credit facility (the “New Senior Credit Facility”), with Credit Suisse, Cayman Islands Branch, which provided for (i) a senior secured first term loan facility in an aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $25.0 million (the “Revolving Facility”), of which $10.0 is available through a subfacility in the form of letters of credit.  Subject to certain conditions, the First Lien Term Facility may be increased by up to $30.0 million during the life of the First Lien Term Facility at the request of the Company with the consent from those lenders that agree to participate in such increase.

Results of Operations

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

The years ended December 31, 2006 and 2005 are shown in the table below. The following table sets forth selected operating data derived from our consolidated statements of operations and presents this information as a percentage of net sales.

	Year Ended December 31, 2006	Year Ended December 31, 2005
	(Dollars in thousands)
Net sales	$285,633	$259,603
% of net sales	100.0%	100.0%
Cost of sales	237,289	217,625
% of net sales	83.1%	83.8%
Gross profit	48,344	41,978
% of net sales	16.9%	16.2%
Operating expenses	18,024	14,805
% of net sales	6.3%	5.7%
Operating income	30,320	27,173
% of net sales	10.6%	10.5%
Other expenses:
Interest expense	14,038	13,561
% of net sales	4.9%	5.2%
Other loss (income), net	(88)	(50)
% of net sales	0.0%	0.0%
Income taxes	6,627	5,487
% of net sales	2.3%	2.1%
Net income	9,743	8,175
% of net sales	3.4%	3.1%

Net Sales.  Net sales increased $26.0 million, or 10.0%, from $259.6 million for the year ended December 31, 2005 to $285.6 million for the year ended December 31, 2006. Our hardwood product line increased $32.0 million, attributable to (i) increases in volume due to overall industry growth and market share gain, (ii) the inclusion of the results of the business acquired in the purchase of the assets of Dimension Moldings, Inc. in July 2005, and (iii) to a lesser extent, price adjustments made in response to prior increases in raw material costs. This increase was offset by a $6.0 million decrease in sales related to our engineered wood products line, attributable to softness in the engineered wood products industry and decreases in market share.

Cost of Sales.  Cost of sales increased $19.7 million, or 9.1%, from $217.6 million for the year ended December 31, 2005 to $237.3 million for the year ended December 31, 2006.  This increase in cost of sales is primarily attributable to higher material, labor, and overhead costs as a result of higher volume of sales, but other factors include; (i) the acquisition of the assets of Dimension Moldings, Inc. in July 2005, (ii) start-up costs in our Pennsylvania facility, (iii) board cost increases related to our engineered wood product line, and (v) stock compensation expense.  These costs were partially offset by (i) improved operational performance, primarily at our Ohio and Oregon door making facilities, and (ii) leveraging our fixed costs over a larger sales base.

Gross Profit.  Gross profit increased $6.3 million, or 15.0%, from $42.0 million for the year ended December 31, 2005 to $48.3 million for the same period in 2006 as a result of the factors described above. As a percentage of net sales, our gross profit increased 70 basis points from 16.2% for the year ended December 31, 2005 to 16.9% for the same period in 2006. This increase reflects (i) improved operational performance, primarily at our Ohio and Oregon door making facilities, (ii) lower raw material costs in our hardwood product line, and (iii) leveraging our fixed costs over a larger sales base.  This increase was partially offset with board cost increases related to our engineered wood product line and startup costs in our Pennsylvania facility.

Operating Expenses.  Operating expenses increased $3.2 million, or 21.6%, from $14.8 million for the year ended December 31, 2005 to $18.0 million for the year ended December 31, 2006.  The increase consists primarily of (i) $1.8 million of additional stock compensation expense in 2006, (ii) $0.6 million due to the inclusion of seven full months of operations of our Middlefield facility, which includes $0.5 million of amortization for a customer relationship intangible asset, and (iii) $0.8 million of additional professional fees relating to transaction costs incurred with the acquisition by the Olympus funds.  As a percentage of sales, operating expenses increased from 5.7% for the year ended December 31, 2005 to 6.3% for the same period in 2006, as a result of the factors described above.

Operating Income.  Operating income increased by $3.1 million, or 11.4%, from $27.2 million for the year ended December 31, 2005 to $30.3 million for the year ended December 31, 2006 as a result of the net effect of the factors described above.

Interest Expense.  Interest expense increased $0.4 million, or 2.9%, from $13.6 million for the year ended December 31, 2005 to $14.0 million for the year ended December 31, 2006.  This increase relates to a higher average debt balance due to increased capital expenditures and the acquisition of the assets of Dimension Moldings, Inc. in July 2005.

Other loss (income).  Other income increased from $50,000 for the year ended December 31, 2005 to $88,000 for the year ended December 31, 2006.

Income tax expense.  Income tax expense increased $1.1 million, or 20.0% from $5.5 million for the year ended December 31, 2005 to $6.6 million for the year ended December 31, 2006 as a result of higher earnings, and a higher effective tax rate. The effective tax rate increased 30 basis points from 40.2% in 2005 to 40.5% in 2006 due to additional state taxes owed as a result of acquisitions and the Pennsylvania expansion.

Net Income.  Net income increased $1.5 million, or 18.3%, from $8.2 million for the year ended December 31, 2005 to $9.7 million for the year ended December 31, 2006 as a result of the factors described above.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

The years ended December 31, 2005 and 2004 are shown in the table below. The following table sets forth selected operating data derived from our consolidated statements of operations and presents this information as a percentage of net sales.

	Year Ended December 31, 2005	Year Ended December 31, 2004
	(Dollars in thousands)
Net sales	$259,603	$203,066
% of net sales	100.0%	100.0%
Cost of sales	217,625	167,279
% of net sales	83.8%	82.4%
Gross profit	41,978	35,787
% of net sales	16.2%	17.6%
Operating expenses	14,805	12,643
% of net sales	5.7%	6.2%
Operating income	27,173	23,144
% of net sales	10.5%	11.4%
Other expenses:
Interest expense	13,561	12,767
% of net sales	5.2%	6.3%
Other loss (income), net	(50)	3,414
% of net sales	0.0%	1.7%
Income taxes	5,487	2,684
% of net sales	2.1%	1.3%
Net income	8,175	4,279
% of net sales	3.1%	2.1%

Net Sales.  Net sales increased $56.5 million, or 27.8%, from $203.1 million for the year ended December 31, 2004 to $259.6 million for the year ended December 31, 2005. Our hardwood product line increased $50.7 million, attributable to (i) increases in volume due in part to overall industry growth and in part to market share gain, (ii) the acquisition of Grand Valley in 2004 and the acquisition of the assets of Dimension Moldings, Inc. in July 2005, and (iii) to a lesser extent, price adjustments due to increases in raw material costs. The remaining $5.8 million increase in sales relates to our engineered wood products line and is attributable to increases in volume due to overall industry growth and market share gain.

Cost of Sales.  Cost of sales increased $50.3 million, or 30.1%, from $167.3 million for the year ended December 31, 2004 to $217.6 million for the year ended December 31, 2005.  This increase in cost of sales is primarily attributable to higher material, labor, and overhead costs as a result of higher volume of sales, but other factors include; (i) increased material and labor costs related to operational inefficiencies at our Grand Valley facility, (ii) additional costs, such as overtime pay, as a result of us operating at near full capacity, (iii) inflation, primarily in respect of raw material costs, in each case related to both our hardwood and engineered wood product lines, (iv) start-up costs in our Pennsylvania facility, and (v) unfavorable margins on an import program.  These costs were partially offset by gains in operational efficiencies in our other facilities and by spreading our fixed costs over a larger sales base.

Gross Profit.  Gross profit increased $6.2 million, or 17.3%, from $35.8 million for the year ended December 31, 2004 to $42.0 million for the same period in 2005 as a result of the factors described above. As a percentage of net sales, our gross profit decreased 140 basis points from 17.6% for the year ended December 31, 2004 to 16.2% for the same period in 2005. This decrease in gross profit margins is attributable to (i) increased material and labor costs related to operational inefficiencies at our Grand Valley facility, (ii) additional costs, such as overtime pay, as a result of us operating at near full capacity, (iii) inflation, primarily in respect of raw material costs, in each case related to both our hardwood and engineered wood product lines, (iv) start-up costs in our Pennsylvania facility, and (v) unfavorable margins on an import program.   These costs were partially offset by gains in operational efficiencies in our other facilities and by spreading our fixed costs over a larger sales base.

Operating Expenses.  Operating expenses increased $2.2 million, or 17.5%, from $12.6 million for the year ended December 31, 2004 to $14.8 million for the year ended December 31, 2005.  The increase consists partially of (i) $0.7 million for additional stock compensation expense in 2005, (ii) $1.0 million due to the inclusion of twelve full months of operations of Grand Valley in 2005, which includes $0.3 million of amortization for a Customer Relationship intangible asset, (iii) $0.5 million due to the inclusion of five full months of operations of our Middlefield facility, which includes $0.4 million of amortization for a Customer Relationship intangible asset,  (iv) $0.1 million for twelve full months of amortization on financing fees related to the 2004 credit facility, (v) $0.2 million for additional telephone and information systems expenses, (vi) $0.1 million for additional bad debt expense, and (vii) $0.3 million for additional professional fees.  The increase in operating expenses for the fiscal year ended December 31, 2005 is partially offset by certain expenses incurred in the fiscal year ended December 31, 2004  which include (i) $0.8 million of additional incentive compensation paid to certain key employees in February 2004 in recognition of our improved financial performance and the successful completion of the offering of the senior notes, and (ii) $0.3 million of consulting and noncompete expense in 2004 for the previous owner of a subsidiary of Woodcraft Industries, Inc.  As a percentage of sales, operating expenses declined from 6.2% for the year ended December 31, 2004 to 5.7% for the same period in 2005, reflecting the scale benefits of a higher sales base in 2005 and the higher level of certain expenses incurred in 2004, as described above.

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

Refinancing.  On February 18, 2004, we issued $120.0 million of 10% senior notes due in 2012, and paid the entire outstanding balance of our old senior secured credit facility and terminated the related credit agreement. Under that credit facility, we had three outstanding term loans and a $15.0 million revolving credit facility. Our $55.0 million 2005 Senior Credit Facility, which was amended and restated in September 2005, provided for revolving credit of up to $40.0 million subject to a borrowing base, a $7.5 million nonamortizing term loan, and a $7.5 million nonamortizing capital expenditure loan to be drawn upon through June 30, 2006.  As of June 30, 2006 the nonamortizing capital expenditure loan had expired.  The outstanding principal bore interest at a fluctuating rate equal to either the base rate plus 2 3/4% per annum or LIBOR plus 3.0% per annum. As of December 31, 2006, the borrowing base allowed for $34.7 million revolving credit.  We had no amount outstanding under our revolving credit for either the year ended December 31, 2006 or the year ended December 31, 2005.  As of December 31, 2006, we had $7.5 million outstanding under the nonamortizing term loan.  Under the 2005 Senior Credit Facility, we were required to comply with certain financial covenants including maintenance of a minimum fixed charge coverage ratio, a maximum total leverage ratio and an EBITDA minimum. As of December 31, 2006 and December 31, 2005, we were in compliance with these covenants under the 2005 Senior Credit Facility.  As of December 31, 2006, we had $1.1 million of capital lease obligations, of which $0.6 million was current and as of December 31, 2005, we had $2.5 million of capital lease obligations, of which $1.3 million was current.

The 2005 Senior Credit Facility was terminated, and all outstanding borrowings thereunder repaid, on January 9, 2007 in connection with the 2007 Acquisition.  On January 9, 2007, we entered into the New Senior Credit Facility.  As of March 15, 2007, we have incurred borrowings of approximately $10.2 million under First Lien Term Facility and no borrowings have been incurred under the Revolving Facility.  The outstanding principal of such indebtedness currently bears interest at a fluctuating rate equal to either the base rate plus 1.75% per annum or LIBOR plus 2.75% per annum.  We must comply with certain financial covenants under our New Senior Credit Facility, including maintenance of a an interest coverage ratio, a senior leverage ratio and a total leverage ratio.

The 2005 acquisition of substantially all of the assets of Dimension Moldings, Inc, and associated fees and expenses at closing were funded one-half by the sale of shares of the Company’s voting common stock to the Company’s former stockholders, and the remainder with operating cash and a draw down on the Company’s senior secured credit facility.  In the first quarter 2006, we paid an accelerated earn-out payment in the amount of $2.0 million to the owners of DMI as a result of the operations of the DMI assets meeting agreed upon earnings targets.

Our New Senior Credit Facility and the indenture for the senior notes impose certain restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Indebtedness for borrowed money incurred under our First Lien Term Facility under our New Senior Credit Facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

Cash flow from operating activities.  As of December 31, 2006, we had $8.0 million of cash and cash equivalents available for working capital purposes.  As of December 31, 2005, we had $4.0 million of cash and cash equivalents available for working capital purposes.  Cash provided by operating activities for the years ended December 31, 2006 and 2005 was $23.4 million and $13.0 million, respectively.  The increase is mainly attributable to (i) increased net income and noncash stock compensation expense for the year ended December 31, 2006, and (ii) improved cash flows from changes in operating assets and liabilities due to fewer days of receivables outstanding for the year ended December 31, 2006.

Cash flow from investing activities.  Net cash used in investing activities was $18.0 million for the year ended

December 31, 2006 and $20.2 million for the year ended December 31, 2005. Capital expenditures in 2006 were $16.2 million compared to $11.1 million for the year ended December 31, 2005.  The increase is primarily due to expenditures in 2006 for (i) the expansion of our St. Cloud door plant and (ii) the equipment for the roughmill facility in Greenville, Pennsylvania.  Net cash used in investing activities includes $9.3 million for the year ended December 31, 2005 due to the acquisition of the assets of Dimension Moldings, Inc.

Cash flow from financing activities.  Net cash used by financing activities for the year ended December 31, 2006 was $1.3 million, primarily due to payments on capital leases.  Net cash provided by financing activities in the year ended December 31, 2005 totaled $11.2 million, primarily attributable to cash inflows from the new $7.5 million term loan funded under the 2005 Senior Credit Facility and $4.7 million for stock issued for the Dimension Moldings, Inc. acquisition.

We anticipate that the funds generated by operations and funds available under the New Senior Credit Facility will be sufficient to meet working capital requirements and to finance capital expenditures for the foreseeable future including the next twelve months. We cannot provide assurances that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our New Senior Credit Facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs.  In addition, we cannot provide assurances that we will be able to refinance any of our indebtedness, including borrowings under our New Senior Credit Facility and the notes, on commercially reasonable terms, if at all.

Schedule of Contractual Obligations

The following table details our projected payments for our contractual obligations as of December 31, 2006. The table is based upon available information and certain assumptions that we believe are reasonable.

		Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(Dollars in thousands)
Long-term debt obligations	$—	$—	$7,500	$120,000	$127,500
Interest expense on fixed rate debt	12,042	24,015	24,000	1,643	61,700
Capital lease obligations	581	530	—	—	1,111
Operating lease obligations	656	1,215	853	—	2,724
Total contractual cash obligations	$13,279	$25,760	$32,353	$121,643	$193,035

In addition to the summary of contractual obligations, we will incur annual interest on outstanding variable rate debt.  As of December 31, 2006, variable interest rate debt was $7.5 million at a weighted average interest rate of 10.0%.

In February 2004, the Company completed the offering of $120 million of 10% senior notes due 2012.  The 10% interest on the $120 million of senior notes is paid every six months.

In September 2005, the Company entered into the 2005 Senior Credit Facility that included a $40.0 million revolving line of credit, a $7.5 million nonamortizing term loan, and a $7.5 million nonamortizing capital expenditure loan to be drawn upon through June 30, 2006.   As of June 30, 2006 the nonamortizing capital expenditure loan had expired.  The outstanding principal bore interest at a fluctuating rate equal to either the base rate plus 2 3/4% per annum or LIBOR plus 3.0% per annum. As of December 31, 2006 the Company had $7.5 million outstanding under our 2005 Senior Credit Facility.  The 2005 Senior Credit Facility was terminated, and all outstanding borrowings thereunder repaid, on January 9, 2007 in connection with the 2007 Acquisition.

The Company leases certain equipment under capital lease agreements with interest rates of 3.65% to 4.97%. The agreements expire at various dates through 2008.

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

Off-Balance Sheet Arrangement

With the exception of routine operating leases, we had no off-balance sheet financing arrangements at December 31, 2006 or 2005.

Inflation

Our cost of sales is subject to inflationary pressures on labor costs, prices of the raw materials we use and various overhead costs. We generally have been able over time to offset the effects of inflation and price fluctuations through a combination of sales price increases and operational efficiencies.  We currently believe that raw material cost pressure has moderated.  We continue to attempt to pass along these costs, but such efforts typically lag behind in material costs and we can not guarantee a full offset.

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

In February 2007, FASB Issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (SFAS 159). The Financial Accounting Standards Board has issued SFAS 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, or our 2008 fiscal year, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company has not completed its analysis but does not expect the adoption of SFAS 159 to have a material effect on the Company’s financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to various market risks such as fluctuating lumber prices, interest rates, and market conditions.

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

Interest Rate Risk.  We are exposed to market risk relating to changes in interest rates in respect of a portion of our long-term debt and a portion of our capital leases. As of December 31, 2006, we had $7.5 million outstanding under the nonamortizing term loan issued under our 2005 Senior Credit Facility, all of which bears interest at variable rates. In addition, as of that date, we had approximately $0.7 million of capital leases that bear interest at variable rates. We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition, results of operations, or cash flows.

Market Conditions.  The Company derives a significant portion of its revenue as a result of the demand for its products created by the building of new homes, and repair and remodeling of existing homes.  During the second half of 2006, the growth in the home building, repair and remodeling industry experienced a slowdown as a result of general economic conditions.  If this slowdown in growth were to continue or worsen over an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WII Components, Inc.
St. Cloud, Minnesota

We have audited the accompanying consolidated balance sheets of WII Components, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WII Components, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 27, 2007

WII COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(In thousands, except share and per share amounts)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,048	$3,981
Accounts receivable—net of allowance for doubtful accounts of $104 and $118, respectively	11,322	14,682
Inventories	21,500	20,770
Deferred income taxes	1,422	1,163
Other current assets	486	1,329
Total current assets	42,778	41,925
PROPERTY, PLANT, AND EQUIPMENT:
Land	3,439	4,218
Buildings and yards	25,703	21,896
Equipment	49,971	37,552
Less accumulated depreciation	(19,237)	(13,745)
Property, plant, and equipment—net	59,876	49,921
GOODWILL AND OTHER ASSETS:
Goodwill	108,748	107,748
Customer relationship—net	13,239	14,896
Noncompete agreements—net	384	849
Other assets	5,289	6,255
Total goodwill and other assets	127,660	129,748
TOTAL	$230,314	$221,594
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$581	$1,262
Accounts payable	4,937	6,993
Accrued payroll	3,826	3,674
Other current liabilities	12,101	13,027
Total current liabilities	21,445	24,956
LONG-TERM DEBT	127,500	127,500
CAPITAL LEASE OBLIGATIONS—Net of current maturities	530	1,204
DEFERRED INCOME TAXES	2,560	4,015
OTHER LONG-TERM LIABILITIES	300	—
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Common stock:
Voting, $0.01 par—28,000,000 shares authorized; 21,762,081 and 21,751,331 shares issued and outstanding, respectively	217	217
Nonvoting, $0.01 par—1,000,000 shares authorized; 854,261 issued and outstanding	9	9
Additional paid-in capital	56,244	51,927
Retained earnings	21,509	11,766
Total stockholders’ equity	77,979	63,919
TOTAL	$230,314	$221,594

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
NET SALES	$285,633	$259,603	$203,066
COST OF SALES	237,289	217,625	167,279
Gross profit	48,344	41,978	35,787
OPERATING EXPENSES:
General and administrative	14,869	11,581	9,731
Selling and marketing	3,287	3,222	2,949
(Gain) loss on sale of assets	(132)	2	(37)
Total operating expenses	18,024	14,805	12,643
OPERATING INCOME	30,320	27,173	23,144
OTHER INCOME (EXPENSE):
Interest income	89	45	28
Interest expense	(14,038)	(13,561)	(12,767)
Loss on modification of debt	—	—	(3,454)
Other (expense) income	(1)	5	12
Total other expense	(13,950)	(13,511)	(16,181)
INCOME BEFORE PROVISION FOR INCOME TAXES	16,370	13,662	6,963
PROVISION FOR INCOME TAXES	6,627	5,487	2,684
NET INCOME	$9,743	$8,175	$4,279

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock				Additional		Accumulated Other
	Voting		Nonvoting		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
BALANCE—December 31, 2003	14,813,827	$148	1,000,000	$10	$47,283	$6,552	$141	$54,134
Conversion of convertible note	6,950,000	70			20,780			20,850
Repurchase of common stock	(3,171,841)	(32)	(145,739)	(1)	(17,517)			(17,550)
Dividend distribution					(14,209)	(7,240)		(21,449)
Stock compensation expense					844			844
Stock issued to fund acquisition	2,142,857	21			8,229			8,250
Net income						4,279		4,279
Derivative instrument							(141)	(141)
Total comprehensive income								4,138
BALANCE—December 31, 2004	20,734,843	$207	854,261	$9	$45,410	$3,591	$—	$49,217
Stock compensation expense					1,780			1,780
Stock issued to fund acquisition	1,016,488	10			4,737			4,747
Net income						8,175		8,175
BALANCE—December 31, 2005	21,751,331	$217	854,261	$9	$51,927	$11,766	$—	$63,919
Stock compensation expense					4,294			4,294
Stock issued	10,750	0			23			23
Net income						9,743		9,743
BALANCE—December 31, 2006	21,762,081	$217	854,261	$9	$56,244	$21,509	$—	$77,979

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$9,743	$8,175	$4,279
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on modification of debt	—	—	3,454
Depreciation and amortization	7,925	6,760	6,071
Amortization of debt issue costs	1,077	1,054	1,011
Deferred income taxes	(1,714)	(234)	145
(Gain) loss on sale of assets	(132)	2	(37)
Stock compensation expense	4,294	1,780	844
Change in operating assets and liabilities:
Accounts receivable	3,360	(4,750)	(190)
Inventories	(730)	(2,929)	(3,263)
Other current assets	899	649	1,481
Accounts payable	(1,823)	149	(811)
Accrued payroll and other current liabilities	227	2,334	2,985
Other long-term liabilities	300	—	—
Total adjustments	13,683	4,815	11,690
Net cash provided by operating activities	23,426	12,990	15,969
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(16,231)	(11,136)	(5,733)
DMI acquisition	—	(9,289)	—
Grand Valley acquisition	—	—	(15,937)
DMI earn-out payment	(2,000)	—	—
Proceeds from sale of assets	205	234	2
Change in other assets	—	(17)	59
Net cash used in investing activities	(18,026)	(20,208)	(21,609)
FINANCING ACTIVITIES:
Principal payments under long-term financing agreements	(2,256)	(16,655)	(92,097)
Borrowings of long-term debt	900	23,500	135,782
Dividend distribution	—	—	(21,449)
Issuance of common stock	23	4,747	8,250
Repurchase of common stock	—	—	(17,550)
Debt issuance costs	—	(395)	(7,385)
Termination of interest rate collar	—	—	52
Net cash (used in) provided by financing activities	(1,333)	11,197	5,603
NET INCREASE (DECREASE) IN CASH	4,067	3,979	(37)
Cash and cash equivalents—Beginning of period	3,981	2	39
Cash and cash equivalents—End of period	$8,048	$3,981	$2
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,884	$12,498	$9,050
Cash paid for income taxes—net	$8,345	$3,682	$664
NONCASH ACTIVITY:
Capital Expenditures in Accounts Payable	$419	$651	$—
Note receivable in connection with the sale of property, plant and equipment	$167	$—	$—
DMI earn out-contingent consideration	$1,000	$2,000	$—
Conversion of subordinated convertible note and accrued interest to common stock	$—	$—	$20,850

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

1. NATURE OF BUSINESS

Company Background  WII Components, Inc. (formerly WII Holdings, Inc. and referred to herein as the “Company”), a Delaware corporation, was formed to acquire 100% of the common stock of Woodcraft Industries, Inc. and Subsidiaries in a buyout (the “Acquisition”) from the former owners. On April 9, 2003, pursuant to a sale agreement between WII Components, Inc. and the former owners, WII Components, Inc. acquired the common stock of Woodcraft Industries, Inc. for a total of approximately $145.0 million. For accounting purposes, the acquisition date was considered to be April 1, 2003. WII Components, Inc. has no assets or operations independent of its subsidiaries other than the senior notes discussed in Note 6 and its investments in guarantor subsidiaries.

In February 2004, WII Components, Inc. completed an equity restructuring using the proceeds from its $120.0 million 10% senior notes offering (Note 6) to pay off the outstanding term loans and revolving line of credit, to pay a dividend of approximately $21.5 million, to repurchase approximately $17.5 million of the Company’s outstanding common stock, and to pay financing costs of approximately $7.4 million.

The Company acquired a cabinet door manufacturer operating under the name Grand Valley Door Co. (“Grand Valley”) on April 30, 2004.

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

Principles of Consolidation  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. On April 9, 2003, the Company completed the acquisition of Woodcraft Industries, Inc. and its wholly owned subsidiaries, PrimeWood, Inc. (“PrimeWood”) and Brentwood Acquisition, Corp. (“Brentwood”).  On April 30, 2004 the Company completed the acquisition of Grand Valley, and on July 28, 2005 the Company completed the acquisition of substantially all of the assets of Dimension Moldings, Inc. (Note 5).  Grand Valley was merged with and into Woodcraft Industries, Inc. on December 31, 2006.  All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents  All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

Revenue Recognition  Sales are recognized when revenue is realized or realizable and has been earned.  The Company’s policy is to recognize revenue and the related cost of sales when risk and title passes to the customer.  This is generally on the date of shipment, however certain sales are shipped FOB destination and revenue is recognized when received by the customer.  Freight billed to customers is included in sales and shipping costs are included in cost of sales.  Rights of return amounts are estimable, and the Company records provisions for anticipated returns at the time revenue is recognized based on historical experience and current trends.  Provisions for sales returns are recorded as a reduction of net sales.

Concentration of Credit Risk  Accounts receivable comprises primarily trade receivables related to the sale of the Company’s products to its customers, primarily in the United States. The Company’s customers representing 10% or more of consolidated sales are as follows:

	Year Ended December 31,
	2006	2005	2004
A	36.2%	27.4%	16.9%
B	17.0	17.1	20.1

The Company’s customers that represent 10% or more of consolidated accounts receivable as of December 31 are as follows:

	2006	2005
A	38.5%	33.7%
B	13.5	10.7

Inventories  Inventories as of December 31 consisted of the following (in thousands):

	2006	2005
Raw materials	$12,270	$11,369
Work in process	4,768	5,954
Finished goods	5,037	4,360
LIFO adjustment	(575)	(913)
	$21,500	$20,770

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market. The remainder of the inventory is valued under the first-in, first-out method (“FIFO”). As of December 31, 2006, and 2005, inventory on the LIFO method represented 61% and 59% of the inventory balance, respectively.

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

Equipment includes assets under capital leases of $2.4 million and $5.0 million and accumulated depreciation and amortization related to such assets of $0.9 million and $2.3 million at December 31, 2006 and 2005, respectively.

Depreciation for the years ended December 31, 2006,  2005, and 2004 was $5.8 million, $5.2 million, and $5.0 million, respectively.

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

Customer Relationship  Customer relationship relates to an intangible asset recorded through the purchase price allocation of the Grand Valley acquisition and the acquisition of the assets of Dimension Moldings, Inc. for relationships with a significant customer.  The original cost of these customer relationships is $16.6 million, and the related accumulated amortization as of December 31, 2006 is $3.4 million.  The intangible assets are being amortized over the estimated life of 10 years. Amortization for the year ended December 31, 2006 was $1.7 million.  Expected amortization is as follows for the years ended December 31 (in thousands):

2007	$1,658
2008	1,657
2009	1,658
2010	1,657
2011	1,658
2012-2015	4,951

Noncompete Agreement  Noncompete agreements primarily relate to agreements with the former owners of Brentwood, Grand Valley, and Dimension Moldings, Inc. The original cost of these noncompete agreements is $2.4 million, and the related accumulated amortization as of December 31, 2006 is $2.0 million.  Noncompete rights are being amortized over the applicable terms of the agreements (5 years, 7 years, and 5 years, respectively), and are expected to be fully amortized by July 2007, April 2011, and July 2010, respectively.  Amortization for the years ended December 31, 2006, 2005, and 2004 was $464,000, $453,000, and $516,000, respectively.  As of December 31, 2006 the net noncompete intangible asset was $0.4 million.  Expected amortization is as follows for the years ended December 31 (in thousands):

2007	$285
2008	34
2009	34
2010	26
2011	5

Other Assets  Other assets primarily represent financing fees and are amortized straight-line, which approximates the effective interest method, over the term of the related financing agreement. During 2004 the company terminated its credit agreement and recorded a loss of $3.5 million.

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

Fair Value of Financial Instruments  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are the approximate fair value, because of the short maturity of these instruments.  The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered to the Company for a term equal to the same remaining maturities.  The fair value of the Term Loan (Note 6) approximates the carrying amount due to the variable interest rate on this obligation.  Based on quoted market values, the fair value of the Senior Notes was determined to be $123.6 million and $118.2 million at December 31, 2006 and December 31, 2005, respectively.

Other Current Liabilities  Other current liabilities consisted of the following (in thousands):

	December 31,
	2006	2005
Self-insurance reserve	$2,004	$1,789
Accrued interest expense	4,645	4,617
Income tax payable	1,266	1,270
Contingent consideration of acquisitions	1,000	2,000
Accrued Bonuses	782	819
Other	2,404	2,532
	$12,101	$13,027

The Company is partially self-insured for medical and workers’ compensation costs, subject to maximum individual stop-loss amounts.  The Company has established reserves related to insurance that are included in other current liabilities as noted above.

Income Taxes  The Company accounts for income taxes in accordance with the liability method of accounting, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the consolidated financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The Company records a valuation allowance when it is more likely than not that the net deferred tax assets will not be realized.

Stock Options  Information regarding stock options under all plans is summarized as follows:

	Year Ended December 31, 2006		Year Ended December 31, 2005		Year Ended December 31, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	2,351,000	$2.62	2,056,000	$2.32	1,617,000	$3.00
Granted	250,000	5.51	295,000	4.67	539,000	3.85
Exercised	10,750	2.12
Canceled	71,750	4.26			100,000	1.78
Outstanding, end of period	2,518,500	$2.86	2,351,000	$2.62	2,056,000	$2.32
Vested or expected to vest, end of period	2,415,673	$2.87
Exercisable, end of period	1,452,125	$2.28	893,250	$2.09	379,250	$1.78
Weighted average fair value of options granted		$1.43		$1.03		$.80

In April 2003, the 2003 Stock Option and Grant Plan (“2003 Plan”) was approved by the stockholders of the Company. The 2003 Plan allows the granting of both incentive stock options and nonqualified stock options. Under the terms for the 2003 Plan, a maximum of 2,500,000 shares of stock, subject to adjustment, were made available for awards to officers, employees, directors, consultants, and other key persons of the Company. Awards may include, but are not limited to, stock options, restricted stock, unrestricted stock awards, and substitute performance awards.  Option awards are generally granted with an exercise price equal to the calculated fair market value of the Company’s stock.  Options generally vest over four years and have 10-year contractual terms.  On May 31, 2006, the 2003 Plan was amended by the Board to provide for the issuance of an additional 500,000 options for a total of 3,000,000 options.  The stockholders approved the amendment on June 8, 2006.

In May 2003, 1,617,000 options were granted with terms of 10 years from the date of grant, and at an exercise price of $3.00 per share under the 2003 Plan.  The fair value of options granted during the nine months ended December 31, 2003 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate of 3.0%, an expected life of six years, and no volatility.  During 2004, 100,000 options were cancelled.  As a part of the February 2004 equity restructuring (Note 6), the Company repriced the outstanding stock options. The Company has adopted variable plan accounting for these options from the date of the repricing.  During 2006, 71,750 options were cancelled, and 10,750 options were exercised.

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

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS No. 123(R)), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values over the requisite service period. Prior to 2006, the Company utilized the minimum value method for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation.  In conjunction with the adoption of SFAS 123(R), the Company utilized the prospective transition method as permitted by SFAS 123(R). Under this transition method, SFAS No. 123(R) is applied prospectively to all new awards issued as well as awards modified, repurchased, or cancelled after the effective date.  The Company continued to account for the 2,351,000 options outstanding at the effective date of SFAS 123(R) using the accounting principles originally applied to those options.  The Company recorded $4,294,000, $1,780,000 and $844,000 for the years ended December 31, 2006, 2005, and 2004, respectively, of related stock-based compensation expense. Of the $4,294,000, $67,000 was the incremental impact related to the 2006 adoption of SFAS 123(R).  The total income tax benefit for share-based compensation arrangements was $1,739,000, $715,000 and $325,000 for the years ended December 31, 2006, 2005, and 2004, respectively.  In accordance with the prospective transition method of SFAS 123(R), results for prior periods have not been restated.

As of December 31, 2006, $786,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately four months.  In addition, $286,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately two years six months.  The remaining weighted average contractual life for options outstanding, vested or expected to vest, and exercisable as of December 31, 2006 is 7.1, 7.1, and 6.6 years respectively.

On March 9, 2006 the Company issued 10,000 stock options under the 2003 Plan to an employee.  The options vest over a four year period, and have an exercise price per share of $4.74 at the date of issuance.  The Company used the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options was calculated to be $1.80 per share.

On May 31, 2006 the Company issued 80,000 stock options under the 2003 Plan to an employee.  The options vest over a four year period, and have an exercise price per share of $5.54 at the date of issuance.  The Company used the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options was calculated to be $2.21 per share.

On May 31, 2006 the Company issued 160,000 incentive stock options under the 2003 Plan to an employee.  The options fully vest at the earlier of a sale event or June 30, 2009, and have an exercise price per share of $5.54 at the date of issuance.  The options’ exercise price increases by $0.83 on July 1, 2007, and each anniversary date thereafter until termination of the options.  The Company used a bi-nominal option pricing model to determine the average fair value of these options due to this adjusting exercise price.  The fair value of these options was calculated to be $1.02 per share.  The activity for these options is immaterial and is therefore not stated separately, but included in the tables above with the other option activity.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of the non-adjusting exercise price options, and a bi-nominal option pricing model for the adjusting exercise price options as described above. The weighted average fair value of options granted during the year ended December 31, 2006 was $1.43. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

Year Ended December 31, 2006
Risk-free interest rate	4.94%
Expected volatility	28.0%
Expected life (in years)	6.5
Dividend yield	—

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options.  The expected volatility is based on the average historical volatility of the stock of similar companies with publicly traded shares.  The Company estimated the expected life of the stock options and stock option forfeitures based on historical experience.  As a result of the Merger (Note 12), all outstanding stock options were terminated and canceled on January 9, 2007, and there are currently no stock options of the Company issued and outstanding.

Derivative Instruments and Hedging Activities  All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated in a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and recognized in the statement of operations when the hedged item affects earnings. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, defines the requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are recognized in earnings. Management has determined that the Company has no freestanding or embedded derivatives as of December 31, 2006.  The Company’s policy is to not use freestanding derivatives for speculative purposes.

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

New Accounting Pronouncements In November 2004, the FASB issued SFAS No. 151, Inventory Costs.  This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be recognized as current period charges.  The Statement also requires that fixed production overhead be allocated to conversion costs based on the normal capacity of the production facilities.  SFAS No. 151 was effective for inventory costs incurred by the Company beginning January 1, 2006.  The adoption of this Statement did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

In February 2007, FASB Issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (SFAS 159). The Financial Accounting Standards Board has issued SFAS 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, or our 2008 fiscal year, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company has not completed its analysis but does not expect the adoption of SFAS 159 to have a material effect on the Company’s financial condition or results of operations.

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

The Company’s sales by product category are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Hardwood products	$233,392	$201,402	$150,713
Engineered wood products	52,241	58,201	52,353
Total	$285,633	$259,603	$203,066

Substantially all sales are made within North America.

4. GOODWILL

The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year.  Based on the impairment test performed on December 31, 2006, the Company’s fair value exceeds the carrying value, resulting in no goodwill impairment.

The changes in the carrying amount of goodwill were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Balance—Beginning of period	$107,748	$107,601	$104,041
Goodwill acquired	—	—	3,770
DMI contingent consideration	1,000	—	—
Purchase accounting adjustment	—	147	(210)
Balance—End of period	$108,748	$107,748	$107,601

5. ACQUISITIONS

On July 28, 2005, the Company acquired substantially all of the assets of a moldings manufacturing company operating under the name of Dimension Moldings, Inc.  The Company paid a cash purchase price at closing of $9.3 million and will be required to pay up to an aggregate of $7.0 million if certain earnings targets are met at the end of each calendar year from 2005 to 2010, which may be accelerated upon certain events.  In the first quarter 2006, the Company paid $2.0 million to the sellers of Dimension Moldings as a result of the acquired business meeting the earnings target set for 2005 and this was included in the closing purchase price.  Slightly less than half of the purchase price paid at closing was funded with borrowings under the 2005 Senior Credit Facility and the remainder was funded from the proceeds of an equity contribution from existing stockholders. The acquired assets of Dimension Moldings, Inc are now operated and owned by Woodcraft Industries, Inc., the Company’s subsidiary.

The acquisition of the assets of Dimension Moldings, Inc. was accounted for using the purchase method of accounting. Accordingly, the assets acquired and the liabilities assumed by the Company were recorded at fair value as of the date of the acquisition, including assigning value to certain intangible assets acquired (a customer relationship for $8.7 million and a noncompete for $0.1 million).  Based on the purchase price allocation, the Company determined the fair value of the net assets acquired exceeded the $9.3 million closing purchase price by approximately $2.0 million.  As a result, the Company recorded a current liability of $2.0 million, which was paid in the first quarter of 2006.  Any additional contingent consideration paid in excess of the original purchase price allocation will be recorded as goodwill.  Based on year-to-date results the earnings targets were met for 2006.  The Company therefore accrued $1.0 million contingent consideration at June 30, 2006, the maximum earn-out payment for the year, which was allocated to goodwill. The components of the purchase price allocation are as follows (in thousands):

Current assets	$1,504
Property, plant, and equipment	1,271
Goodwill	147
Customer Relationship	8,704
Noncompete agreement	100
Assets acquired	11,726
Liabilities assumed	(437)
Net assets acquired	11,289
Contingent consideration	(2,000)
Closing purchase price	$9,289

As a result of the Merger on January 9, 2007, the remaining $5.0 million potential earnout obligation, which includes the $1.0 accrued at June 30, 2006, was accelerated and paid.

6. FINANCING ARRANGEMENTS

Long-term debt consisted of the following (in thousands):

	December 31, 2006	December 31, 2005
Senior notes (10%) due 2012	$120,000	$120,000
Term loan (10% at December 31, 2006) due 2010	7,500	7,500
Total debt	127,500	127,500
Less current maturities	—	—
	$127,500	$127,500

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

Each of the Company’s subsidiaries, which are all 100% owned subsidiaries of the Company, have fully and unconditionally guaranteed the senior notes on a joint and several basis. The Company has no assets or operations independent of its subsidiaries other than the senior notes and its investments in guarantor subsidiaries.  As a result, the Company has not presented separate financial statements of the subsidiary guarantors.

Credit Facility  On September 23, 2005, the Company entered into an Amended and Restated Credit Facility (the “2005 Senior Credit Facility”) amending its prior $25.0 million revolving line of credit.  The 2005 Senior Credit Facility included a $40.0 million revolving line of credit, a $7.5 million nonamortizing term loan, and a $7.5 million nonamortizing capital expenditure loan to be drawn upon through June 30, 2006.  As of June 30, 2006 the nonamortizing capital expenditure loan had expired.  The outstanding principal bears interest at a fluctuating rate equal to the base rate plus 2.75% per annum or LIBOR plus 3.0% per annum.  It is optional for the Company, without penalty, to prepay the term loan throughout the loan commitment period.

The Company’s 2005 Senior Credit Facility and the indenture for the notes impose certain restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. The Company must comply with certain financial covenants under the credit facility including maintenance of a minimum fixed charge coverage ratio, a maximum total leverage ratio and an EBITDA minimum. As of December 31, 2006 the Company was in compliance with these covenants.  Indebtedness under the 2005 Senior Credit Facility is secured by substantially all of the assets, including real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

As a result of the Merger on January 9, 2007, the 2005 Senior Credit Facility was terminated, and all outstanding borrowings thereunder were repaid.

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

Maturities of Long-Term Debt  The Company has no long-term debt maturing until after December 31, 2010.  The Company’s $120 million of 10% senior notes are set to mature in February 2012.

Capital Leases  The Company leases certain equipment under capital lease agreements with interest rates of 3.65% to 4.97%. The agreements expire at various dates through 2008. Future minimum lease payments required under these capital leases at December 31, 2006 are as follows (in thousands):

Year Ending December 31
2007	$623
2008	545
Total capital lease obligations	1,168
Less amount representing interest	57
Present value of capital lease obligations	1,111
Less current maturities	581
Capital lease obligations—net of current maturities	$530

7. COMMITMENTS AND CONTINGENCIES

Operating Leases  The Company is obligated under various operating leases for warehouse space and plant equipment. Rental expense under these agreements was approximately $599,000 for the year ended December 31, 2006, $289,000 for the year ended December 31, 2005, and $290,000 for the year ended December 31, 2004. Future minimum lease payments are as follows (in thousands) as of December 31, 2006:

Year Ending December 31
2007	$656
2008	633
2009	582
2010	447
2011	406
$2,724

Woodcraft Industries, Inc. Retirement Assurance Plan  The Company sponsors a 401(k) and profit sharing plan which covers certain full-time employees who meet eligibility requirements as to age and length of service. Employees are allowed to make pretax contributions up to the maximum amount permitted by law. Employer contributions to the plan are made at the discretion of the Board of Directors. The Company’s contribution was approximately $666,000, $596,000, and $488,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

Litigation  In the normal course of business, the Company is subject to various instances of litigation. In the opinion of the Company’s management and legal counsel, the ultimate settlement of such matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

8. INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current provision:
Federal	$6,916	$4,465	$2,210
State	1,425	1,259	329
	8,341	5,724	2,539
Deferred tax (benefit) expense	(1,714)	(237)	145
Provision for income taxes	$6,627	$5,487	$2,684

The provision for income taxes differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income due to the following:

	Year Ended December 31,
	2006	2005	2004
Tax provision at federal rate	$5,730	$4,782	$2,367
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	29	29	121
Federal tax credits	(125)	(125)	(125)
Section 199	(209)	(158)	—
State income taxes—net of federal benefit	970	865	321
Other	232	94	—
Provision for income taxes	$6,627	$5,487	$2,684

Net deferred tax assets (liabilities) consist of the following components as of December 31:

	2006	2005
Depreciation	$(5,716)	$(5,893)
Noncompete agreements	1,224	1,286
Goodwill and other amortizable assets	(229)	(283)
Accruals	2,774	1,136
Inventory	(592)	(857)
Capital leases	289	768
Bad debt expense	41	47
Accrued payroll and health insurance	1,071	944
Net deferred tax liabilities	$(1,138)	$(2,852)
Whereof:
Current	$1,422	$1,163
Noncurrent	(2,560)	(4,015)
	$(1,138)	$(2,852)

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

9. STOCKHOLDERS’ EQUITY

The Company’s Amended and Restated Certificate of Incorporation authorized the aggregate issuance of 30,000,000 shares of stock divided into three classes: 28,000,000 shares of voting common stock, $0.01 par value; 1,000,000 shares of nonvoting common stock, $0.01 par value; and 1,000,000 undesignated preferred stock, par value $0.01.

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

In April 2004, the Company issued 2,142,857 shares of common stock for approximately $8.3 million in connection with the Grand Valley acquisition.

In July 2005, the Company issued 1,016,488 shares of common stock for approximately $4.7 million in connection with the Dimension Moldings, Inc. acquisition (Note 5).

As a result of the January 9, 2007 Merger, all the outstanding capital stock of WII Components, Inc. was acquired by WII Holding, Inc. (“Parent”) through the Merger of a newly formed wholly owned subsidiary of Parent with and into WII Components, Inc.

10. RELATED-PARTY TRANSACTIONS

The Company has a management services agreement with an affiliate of the Company’s former largest stockholder, Behrman Capital III L.P., whereby the Company pays a transaction fee to the affiliate for services provided for each financing, refinancing, acquisition, or similar nonrecurring transaction.  The Company received services from this affiliate related to the acquisition of the assets of Dimension Moldings, Inc. totaling $313,000, which was included in the purchase price allocation.

The Company entered into a noncompete agreement on April 30, 2004 with the former owners of Grand Valley, and on July 28, 2005 with the owners of Dimension Moldings, Inc. (Notes 2 and 5).

11. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a condensed summary of actual quarterly results of operations for 2006 and 2005 (in thousands):

	First	Second	Third	Fourth	Year
2006:
Net sales	$76,341	$75,761	$69,852	$63,679	$285,633
Gross profit	12,656	13,130	11,958	10,600	48,344
Operating income	7,895	8,665	7,495	6,265	30,320
Net income	2,666	3,056	2,551	1,470	9,743

2005:
Net sales	$57,808	$66,306	$68,067	$67,422	$259,603
Gross profit	9,115	10,958	10,695	11,210	41,978
Operating income	5,772	7,149	7,047	7,205	27,173
Net income	1,601	2,383	2,200	1,991	8,175

12. SUBSEQUENT EVENTS:

On December 11, 2006, WII Components, Inc. (the “Company”) entered into an Agreement and Plan of Merger (as further amended and restated on January 5, 2007, the “Merger Agreement”) with WII Holding, Inc. (“Parent”), WII Merger Corporation, a wholly owned subsidiary of Parent (“Mergerco”) and Behrman Capital III L.P., solely in its capacity as the representative of the stockholders of the Company (“Behrman”).  On January 9, 2007, the Company completed the merger of Mergerco with and into the Company (the “Merger”) pursuant to the Merger Agreement, and Parent acquired 100% ownership of the Company, which was the surviving corporation in the Merger.  Parent is an entity controlled by Olympus Growth Fund IV, L.P.  Prior to the Merger, the Company was controlled by entities affiliated with Behrman Capital III L.P.

The aggregate purchase price paid for all of the shares of the common stock and options to purchase shares of the common stock in the Merger was approximately $295.5 million, less indebtedness and certain expenses, and subject to customary adjustments.  The aggregate purchase price and related fees and expenses were funded by new credit facilities and private offerings of debt and equity securities by Parent and the Company.  The purchase price will be allocated based on a valuation of assets acquired and liabilities assumed.

In conjunction with the Merger Agreement, the Company entered into a new senior credit facility (the “New Senior Credit Facility”), with Credit Suisse, Cayman Islands Branch, which provides for (i) a senior secured first lien term loan facility in an aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $25.0 million (the “Revolving Facility” and, together with the First Lien Term Facility, the “First Lien Facilities”), of which $10.0 million is available through a subfacility in the form of letters of credit.  Subject to certain conditions, the First Lien Term Facility may be increased by up to $30.0 million during the life of the First Lien Term Facility at the request of the Company with the consent from those lenders that agree to participate in such increase.  Borrowings of $10.2 million have been incurred under the First Lien Term Facility primarily to refinance the Company’s then outstanding bank borrowings and provide working capital.  The outstanding principal of such indebtedness bears interest at a fluctuating rate equal to either the base rate plus an applicable margin or LIBOR plus an applicable margin.

PART III

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Chief Executive Officer and Chief Financial Officer have also concluded that controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.  We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages (as of March 15, 2007) of our executive officers and directors and the positions that they hold at WII Components, Inc. and, where applicable, at Parent. Directors of WII Components hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified. Directors of Parent are elected pursuant to the terms of a stockholders agreement among all of Parent’s existing stockholders.  See “Certain Relationships and Related Transactions - Stockholders Agreement.”  Executive officers of WII Components hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

Name	Age	Position
John Fitzpatrick	63	Director, Chief Executive Officer and President—Parent; and Director, Chief Executive Officer and President—WII Components
Dale Herbst	38	Chief Financial Officer, Treasurer and Secretary—Parent; and Chief Financial Officer, Treasurer and Secretary—WII Components
Joel Beyer	47	Vice President of Operations—PrimeWood
Robert S. Morris	52	Director—Parent; and Director—WII Components
Louis J. Mischianti	47	Director—Parent; and Director —WII Components
L. David Cardenas	40	Director—Parent; and Director —WII Components
Keith Heffernan	37	Director—Parent; and Director —WII Components

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

Mr. Morris joined our board of directors in January 2007.  Mr. Morris founded Olympus Partners in 1989 and serves as the Managing Partner of Olympus Partners and its affiliated investment partnerships.  Mr. Morris serves as a Director of several Olympus portfolio companies and as a Director of Hamilton College Endowment Fund and heads The Polio Foundation’s research efforts in regeneration medicine.  Mr. Morris received an A.B. from Hamilton College and an M.B.A. from the Amos Tuck School of Business at Dartmouth College.

Mr. Mischianti joined our board of directors in January 2007.  Mr. Mischianti joined Olympus Partners as a Partner in 1994.  Mr. Mischianti serves as a Director of several Olympus portfolio companies.  Mr. Mischianti received an A.B. from Yale University.

Mr. Cardenas joined our board of directors in January 2007.  Mr. Cardenas joined Olympus Partners as a Principal in 1997 and has been a Partner of Olympus since 1998.  Mr. Cardenas serves as a Director of several Olympus portfolio companies.  Mr. Cardenas received a B.S. from the University of Virginia and an M.B.A. from the University of North Carolina.

Mr. Heffernan joined our board of directors in January 2007.  Mr. Heffernan joined Olympus Partners as an Associate in 1998 and has been a Partner of Olympus since 2004.  Mr. Heffernan has served as a Director of several Olympus portfolio companies.  Mr. Heffernan received a B.S. from the Wharton School of the University of Pennsylvania and an M.B.A. from the Stanford University Graduate School of Business.

Board of Directors

As of March 15, 2007, Parent has a five-member board of directors consisting of Messrs. Fitzpatrick, Morris, Mischianti, Cardenas and Heffernan. The bylaws of Parent permit the directors to increase the size of the board of directors of Parent by resolution approved by a majority vote.  All of Parent’s stockholders are party to a stockholders agreement whereby (i) Olympus Growth Fund IV, L.P. has the right to designate each representative to the board of directors of Parent and each of its subsidiaries (including the Company) and (ii) the stockholders of Parent agree to take all appropriate action to fix the size of the board of directors of Parent at five (or such higher number as determined by Olympus Growth Fund IV, L.P.) and to vote the shares over which they exercise voting power in favor of the election of to the board of Parent and each of its subsidiaries each designee to the respective board thereof as designated by Olympus Growth Fund IV, L.P..  As of March 15, 2007, the board of directors of each of Parent and the Company consists of Messrs. Fitzpatrick, Morris, Mischianti, Cardenas and Heffernan.  See “Certain Relationships and Related Party Transactions and Director Independence - Stockholders Agreement.”

As a private company, we do not have an audit, compensation or nominating committee. We have not determined whether any member of our board of directors is an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

Compensation Committee Interlocks and Insider Participation

  Our board is currently composed of five directors, of which Mr. Fitzpatrick is an executive officer of the Company and he participated in deliberations of the board concerning executive officer compensation during 2006 (other than his own compensation).  For a description of the transactions between us and our directors, and entities affiliated with such directors, see the sections entitled “Executive Compensation” and “Certain Relationships and Related Party Transactions, and Director Independence.”  None of our

executive officers has served as a member of the board of directors or compensation committee of another entity that had one or more of its executive officers serving as a member of our board of directors.

Corporate Code of Ethics

We have a code of conduct policy for all of our officer and employees. The Company hereby undertakes to provide a copy of its code of ethics to any person without charge, upon request. Such request may be made by contacting the Human Resource Department at 320-252-1503.

Item 11. Executive Compensation

Compensation Policies and Practices.  The primary objectives of our executive compensation program are to (i) attract and retain the best possible executive talent, (ii) achieve accountability for performance by linking base salary and bonuses to our financial performance, and (iii) align executives’ compensation with stockholder value creation.

Our executive compensation programs are designed to encourage our executive officers to operate the business in a manner that enhances stockholder value.  In addition, a substantial portion of our executive’s overall compensation is tied to our financial performance, specifically EBITDA.  Our compensation philosophy provides for a direct relationship between compensation and the achievement of our EBITDA goals and includes management in upside rewards.

We have sought to achieve an overall compensation program that provides foundational elements such as base salary and benefits that are generally competitive with the marketplace, as well as an opportunity for variable incentive compensation that is significant when financial performance goals are met.

Our executive compensation consists of the following components (i) base salary, (ii) annual cash bonus, and (iii) long-term incentive awards – stock option grants.

Base Salary.  Base salary is established based on the experience, skills, knowledge and responsibilities required of the executive officer.  When establishing the 2006 base salaries of the executive officers, a number of factors were considered, including the individual’s performance and growth of duties and responsibilities.  We seek to maintain base salaries that are competitive with the marketplace, to allow us to attract and retain executive talent.

Salaries for executive officers are reviewed on an annual basis, at the time of a promotion or other change in level of responsibilities, as well as when competitive circumstances require review.  Increases in salary are determined upon increased levels of responsibility and a performance evaluation.  The base salary of John Fitzpatrick is determined by the Board of Directors, and Mr. Fitzpatrick, in consultation with the Board of Directors, sets the salaries for the balance of the executives.

Annual Cash Bonus Incentive.  Executives directly affect the Company’s ability to attain its strategic objectives.  The annual cash bonus is designed to motivate and provide incentive to executives to attain those Company objectives.  The Board of Directors determines Mr. Fitzpatrick’s bonus percentage, and Mr. Fitzpatrick, in consultation with the Board of Directors, determines the percentage of base salary that is bonus eligible for the other executives.  Success is measured on EBITDA of Woodcraft Industries, Inc., Woodcraft Division, Primewood Division, Brentwood Division, Hardwood, Engineered Wood or a combination.  The percent of planned EBITDA achieved will determine the amount of bonus to be paid based on their sharing percentage and their bonus percentage (as a percent of salary).  The 2006 bonus plan for Mr. Fitzpatrick, Mr. Herbst, and Mr Beyer provided for a target cash bonus of $227,500, $56,800, and $52,500, respectively, based upon their respective base salaries for 2006.  In 2006, the cash bonuses for Messrs. Fitzpatrick, Herbst, and Beyer were based entirely on the amount by which actual EBITDA exceeds certain planned levels for such year.  They will earn no bonus if EBITDA is below a planned threshold, 100% of their target cash bonuses if EBITDA meets the target threshold and up to 200% of their target cash bonuses if EBITDA meets or exceeds a predetermined maximum EBITDA threshold.  The bonuses are pro rated between threshold and target and between target and maximum and cannot exceed 200% of the target cash bonus.

For 2006, Mr. Fitzpatrick earned, as incentive compensation, a percentage of his base salary, up to a maximum of 130%. The incentive compensation has been determined on the basis of the actual EBITDA of the Company as compared to the Company’s planned EBITDA.  Based on the Company’s performance, Mr. Fitzpatrick’s annual cash bonus for 2006 was $155,233, which represents approximately 68% of Mr. Fitzpatrick’s target cash bonus.

For 2006, Mr. Herbst earned, as incentive compensation, a percentage of his base salary, up to a maximum of 80%. The incentive compensation has been determined on the actual EBITDA of the Company. as compared to the Company’s planned EBITDA.  Based on the Company’s performance, Mr. Herbst’s annual cash bonus for 2006 was $39,381, which represents approximately 69% of Mr. Herbst’s target cash bonus.

For 2006, Mr. Beyer earned, as incentive compensation, a percentage of his base salary, up to a maximum of 75%.  The incentive compensation has been determined, in part on the basis of actual EBITDA of the Company as compared to the Company’s planned EBITDA and, in part, on the basis of actual EBITDA of the PrimeWood division as compared to the planned EBITDA for the PrimeWood division.  Based on the performance of the Company and PrimeWood, Mr. Beyer’s annual cash bonus for 2006 was $7,280, which represents approximately 14% of Mr. Beyer’s target cash bonus.

Long Term Incentive Awards.  As of December 31, 2006, all of our executive officers have received equity compensation awards in the form of either incentive stock options and/or non-qualified stock options.  We granted long term incentive awards in the form of stock options because it is a common method for privately-held companies to provide equity incentives to executive officers.  The options were designed to align the interests of our executive officers with our stockholders’ long-term interests by providing them with equity-based awards that vest over a period of time and become exercisable upon the occurrence of certain events, as well as to reward executive officers for performance.  On May 31, 2006, we granted options to Mr. Fitzpatrick to purchase 240,000 shares of our common stock.  See “Mr. Fitzpatrick 2006 Bonus Agreement.”  These stock options had an exercise price equal to the fair market value of our common stock on the date of issuance, as determined in good faith by representatives of our board of directors.  Of these options issued to Mr. Fitzpatrick, options to purchase 80,000 shares of our common stock vested over a four year period, and had an exercise price per share of $5.54 at the date of issuance.  The remaining incentive stock options issued under the 2003 Stock Option and Grant Plan fully vested at the earlier of a sale event or June 30, 2009, and had an exercise price per share of $5.54 at the date of issuance.  These remaining options’ per share exercise price increases by $0.83 on July 1, 2007, and each anniversary date thereafter until termination of the options.  We will be entitled to a tax deduction in the year in which the stock options are exercised in an amount equal to the amount by which the fair market value of the shares underlying the option on the date of exercise exceeds the option exercise price.  As a result of the 2007 Acquisition, all of the foregoing options which were outstanding at the time of the 2007 Acquisition were cashed out and terminated on January 9, 2007.

Other Programs.  Our Named Executive Officers can participate in our Company sponsored benefit programs at the same level as offered to all other employees.  These benefits include life, health, dental, 401(k) matching, short-term disability, typical holiday and vacation benefits, etc.  Also offered to the Named Executive Officers is a long-term disability plan, which is also offered to other certain management members.

Compensation Committee Report.  The Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis provisions included in this Form 10-K.  Based on the reviews and discussions referred to above, the Board of Directors recommends that the Compensation Discussion and Analysis referred to above be included in the Form 10-K.

Board of Directors
John Fitzpatrick (Chair)
Robert S. Morris
Louis J. Mischianti
L. David Cardenas
Keith Heffernan

Summary Compensation.  The following summary compensation table sets forth information concerning compensation for services rendered in all capacities awarded to and earned by our Chief Executive Officer, Chief Financial Officer, and our only other executive officer who was serving as an executive officer on December 31, 2006.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (4)		Total

John Fitzpatrick, President and Chief Executive Officer	2006	$350,000	$155,233	—	$340,307	(1)	$1,327,600	(2)	(3)	$4,400	(4)	$2,177,540
Dale Herbst, Chief Financial Officer, Treasurer, and Secretary	2006	$141,346	$39,381	—	—		$466,268	(2)	(3)	$3,534	(4)	$650,529
Joel Beyer, Vice President of Operations-Primewood	2006	$140,000	$7,280	—	—		$339,250	(2)	(3)	$5,011	(5)	$491,541

(1)                                  Represents the total fair value of options granted to John Fitzpatrick on May 31, 2006 to purchase 240,000 shares of the Company’s common stock.  See “Mr. Fitzpatrick 2006 Bonus Agreement.”  The total fair value was determined by the Black-Scholes option pricing model for the options granted to purchase 80,000 shares and a bi-nominal option pricing model was used to determine the total fair value of the options granted to purchase the remaining 160,000 shares that include an $0.83 increase to the exercise price on July 1, 2007, and each anniversary date thereafter.  The following assumptions were used when determining the fair value of these options:  a discount rate of 4.95%, an expected life of six and one-half years, and a volatility rate of 28.04%.

(2)                                  Represents the number of options vested in 2006 multiplied by the difference of the estimated fair market value as of December 31, 2006 and the exercise price.  In addition, it includes options vested in prior years multiplied by the difference in estimated fair market value as of December 31, 2006 and the estimated fair market value as of December 31, 2005.

(3)                                  The Company has no pension plan or nonqualified deferred compensation plan.

(4)                                  Consists of contributions by us to his 401(k) account.

(5)                                  Includes $3,794 in contributions by us to his 401(k) account; and $1,217 in taxable wages related to an escrow payment in 2006 due to stock options held in conjunction with the April 2003 acquisition by Behrman Capital III L.P.

Mr. Fitzpatrick 2006 Bonus Agreement.  On May 31, 2006, the Company entered into a bonus agreement with John Fitzpatrick, its chief executive officer.  The arrangement consisted of a cash bonus of up to $658,800, the grant of options to purchase up to 240,000 shares of the Company’s voting common stock and the acceleration of the vesting of the unvested portion of Mr. Fitzpatrick’s existing stock options.  Mr. Fitzpatrick received the full amount of the cash payment and the vesting acceleration upon the sale of the Company in connection with the 2007 Acquisition.  The 240,000 options granted in connection with the bonus arrangement had an exercise price of $5.54 per share, and 160,000 of these options’ exercise price increases $0.83 on July 1, 2007, and each anniversary date thereafter until termination of the options.  The Company’s obligations under this agreement were fully satisfied in connection with the 2007 Acquisition and all stock options granted thereunder were terminated and canceled in connection with the 2007 Acquisition.

Option Grants.  As a result of the 2007 Acquisition, all outstanding stock options were terminated and canceled and there are currently no stock options of the Company issued and outstanding.  The table below sets forth information concerning the individual grants of stock options to each of the executive officers listed below who received grants in 2006. The exercise price per share of each option was equal to the fair market value of the voting common stock on the date of grant, as determined by the board of directors based on its good faith estimate of the fair market value. We have never granted any stock appreciation rights. The following table summarizes information regarding our 2006 bonus plans and stock options granted under our 2003 Stock Option and Grant Plan during 2006:

			Estimated Future Payouts Under			All Other Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock
		Approval	Non-Equity Incentive Plan			Underlying	Option	and Option
Name	Grant Date	Date	Threshold	Target	Maximum	Options	Awards	Awards
			($)	($)	($)	(#)	($/Sh)
John Fitzpatrick	May 31, 2006	May 31, 2006	—	—	—	80,000	$5.54	$177,107
	May 31, 2006	May 31, 2006	—	—	—	160,000	$5.54	$163,200
	January 1, 2006	January 1, 2006	—	$227,500	$455,000	—	—	—
Dale Herbst	January 1, 2006	January 1, 2006	—	$56,800	$113,600	—	—	—
Joel Beyer	January 1, 2006	January 1, 2006	—	$52,500	$105,000	—	—	—

2006 Bonus Plan for Messrs. Fitzpatrick, Herbst, and Beyer.  The 2006 bonus plan for Mr. Fitzpatrick, Mr. Herbst, and Mr. Beyer provided for a target cash bonus of $227,500, $56,800, and $52,500, respectively, based upon their respective base salaries for 2006 of $350,000, $142,000, and $140,000, respectively.  In 2006, the cash bonuses for Messrs. Fitzpatrick, Herbst, and Beyer were based entirely on the amount by which actual EBITDA exceeded certain planned levels for such year.  They were not entitled to earn a bonus if actual EBITDA for the year ended December 31, 2006 was below the planned threshold for such period, were entitled to 100% of their target cash bonuses if actual EBITDA met the target threshold and were entitled to up to 200% of their target cash bonuses if EBITDA met or exceeded a pre-determined maximum EBITDA threshold.  The bonuses are pro rated between threshold and target and between target and maximum and cannot exceed 200% of the target cash bonus.  The actual cash bonus to be paid in 2007 in respect of 2006 to Messrs. Fitzpatrick, Herbst, and Beyer is approximately 68%, 69%, and 14%, respectively of their target cash bonuses.

Option Grants for Mr. Fitzpatrick.  On May 31, 2006 the Company issued stock options to purchase 80,000 shares of the Company’s common stock under the 2003 Plan to Mr. Fitzpatrick.  These options vested over a four year period, and had an exercise price per share of $5.54 at the date of issuance.  In addition, on that same date, the Company issued additional incentive stock options to purchase 160,000 shares of the Company’s common stock under the 2003 Plan to Mr. Fitzpatrick.  These options fully vest at the earlier of a sale event or June 30, 2009, and had an exercise price per share of $5.54 at the date of issuance.  The 160,000 options’ exercise price increases by $0.83 on July 1, 2007, and each anniversary date thereafter until termination of the options.  As a result of the 2007 Acquisition, all of the foregoing options which were outstanding at the time of the 2007 Acquisition were cashed out and terminated on January 9, 2007.

Option Grants Exercised.  There were no option grants exercised during 2006 by our Named Executive Officers.

2003 Stock Option and Grant Plan

Under our 2003 Stock Option and Grant Plan, our board of directors could award up to an aggregate of 2,500,000 shares of our voting common stock to directors, officers, consultants and other key persons of WII Components, Inc. and our subsidiaries in the form of incentive stock options (which may be awarded to employees only), nonqualified stock options, restricted stock awards, unrestricted stock awards and any combination of the foregoing. The exercise price per share for an incentive stock option could not be less than 100% of the fair market value of the underlying shares on the grant date. The exercise price per share for an incentive stock option granted to a person owning stock possessing more than 10% of the total combined voting power of all classes of our stock could not be less than 110% of the fair market value of the underlying shares on the grant date, and may not be exercisable after the expiration of five years from the date of grant. Otherwise, options could not be exercisable after the expiration of ten years from the date of grant. Our board of directors had full discretion to administer and interpret the 2003 Stock Option and Grant Plan, to adopt such rules, regulations and procedures as it deems necessary or advisable, and to determine the persons eligible to receive awards, the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised.  As a result of the 2007 Acquisition, the 2003 Stock Option and Grant Plan, and all then outstanding stock options granted thereunder, was terminated, and there are currently no stock options of the Company issued and outstanding.

The following table summarizes the outstanding equity awards held by our Named Executive Officers as of December 31, 2006:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
John Fitzpatrick	375,000	125,000	—	$1.78		May 9, 2013
	60,000	60,000	—	$3.85		April 22, 2014
	—	80,000	—	$5.54		May 31, 2016
	—	160,000	—	$5.54	(1)	May 31, 2016
Dale Herbst	129,000	43,000	—	$1.78		May 9, 2013
	19,000	19,000	—	$3.85		April 22, 2014
	6,250	18,750	—	$4.67		August 15, 2015
Joel Beyer	93,750	31,250	—	$1.78		May 9, 2013
	12,500	12,500	—	$3.85		April 22, 2014
	6,250	18,750	—	$4.67		August 15, 2015

(1)           The exercise price of these options increases by $0.83 on July 1, 2007, and each anniversary date thereafter until termination of the options.

Pension Benefits

The Company has no pension benefit plan.

Non-Qualified Deferred Compensation

The Company has no non-qualified deferred compensation plan.

Employment Agreements

On April 9, 2003, we entered into employment agreements with Messrs. Fitzpatrick, Herbst and Beyer (the “2003 Agreements”). Other than Mr. Fitzpatrick’s agreement, which has a term of two years, each of the agreements had a term of one year. All of the 2003 Agreements were automatically renewed upon the completion of the initial term for successive one-year periods until either we or the executive gave 60 days prior written notice of intent not to extend. Each 2003 Agreement provided for the payment of base salary, incentive compensation and the provision of certain fringe benefits to the executive. The 2003 Agreements required the officers to refrain from competing with us and from hiring our employees for a period of time following the termination of their employment agreements. Under his 2003 Agreement, Mr. Fitzpatrick was prohibited from competing with us for a period of twelve months from the termination of his employment and prohibited from hiring our employees for a period of 24 months from the termination of his employment. Generally, the other officers were prohibited from competing with us for a period ranging from six months to one year following the termination of their employment and were prohibited from hiring our employees for a period of 24 months from the termination of their employment. Each 2003 Agreement also provided for certain payments and benefits for each officer in the event his employment with us is terminated as a result of his death or disability. In general, in the case of a termination by an officer for good reason, or by us without cause, the officer was entitled to receive the greater of either the base salary due to him for the remainder of the term or six months salary (except in the case of Mr. Fitzpatrick who shall receive two years base salary) and if the officer had remained employed with us for at least six months of the fiscal year in which his employment terminated, he was entitled to receive a prorated portion of the annual incentive bonus that would have been payable to him had he remained employed with us at the end of the fiscal year.

On December 11, 2006, Parent and a newly formed wholly owned subsidiary of Parent (“Mergerco”), in anticipation of the consummation of the 2007 Acquisition entered into employment agreements (each a “New Employment Agreement”) with the Messrs. John Fitzpatrick, as Chief Executive Officer, Dale Herbst, as Chief Financial Officer, and Joel Beyer, as Vice President of Operations (PrimeWood division).  Pursuant to each New Employment Agreement, upon consummation of the 2007 Acquisition, the New Employment Agreements of Messrs. Fitzpatrick, Herbst and Beyer superceded and preempted their respective 2003 Agreements. On January 9, 2007, by operation of law upon consummation of the 2007 Acquisition, each New Employment Agreement was assigned by Mergerco to the Company.

The table below summarizes the provisions in the New Employment Agreements of our Named Executive Officers.  The Named Executive Officers will receive no cash severance payments for termination with cause, voluntary termination without good reason, death, or any transaction involving a change in control of Parent or the Company.  As of January 9, 2007, there were no stock options or restricted stock agreements outstanding.

Name	Benefit	Termination without Cause	Voluntary Termination with Good Reason	Disability
John Fitzpatrick	Cash Severance	$700,000 (plus, under certain circumstances, a pro rata portion of the current year’s bonus)	$700,000 (plus, under certain circumstances, a pro rata portion of the current year’s bonus)	$700,000 (plus, under certain circumstances, a pro rata portion of the current year’s bonus)
Dale Herbst	Cash Severance	$142,000 (plus, under certain circumstances, a pro rata portion of the current year’s bonus)	$142,000 (plus, under certain circumstances, a pro rata portion of the current year’s bonus)	$142,000 (plus, under certain circumstances, a pro rata portion of the current year’s bonus)
Joel Beyer	Cash Severance	$140,000 (plus, under certain circumstances, a pro rata portion of the current year’s bonus)	$140,000 (plus, under certain circumstances, a pro rata portion of the current year’s bonus)	$140,000 (plus, under certain circumstances, a pro rata portion of the current year’s bonus)

Mr. Fitzpatrick’s New Employment Agreement provides for an initial annual base salary of $350,000 and an annual performance-based bonus of up to one-hundred thirty percent (130%) of his base salary for fiscal year 2007.  Mr. Fitzpatrick’s New Employment Agreement provides for annual reviews of Mr. Fitzpatrick’s base salary to determine whether an adjustment to his annual base salary is appropriate.  Mr. Fitzpatrick’s New Employment Agreement provides that Mr. Fitzpatrick, subject to his eligibility, be included in all employee benefit plans established by the Company.  Mr. Fitzpatrick’s New Employment Agreement may be terminated at any time, with or without cause, by either party.  Mr. Fitzpatrick’s New Employment Agreement also contains non-disclosure provisions and prohibits Mr. Fitzpatrick from competing with the Company during the term of his employment and for a period of two years thereafter.

Mr. Herbst’s New Employment Agreement provides for an initial annual base salary of $142,000 and an annual performance-based bonus of up to eighty percent (80%) of his base salary for fiscal year 2007.  Mr. Herbst’s New Employment Agreement provides for annual reviews of Mr. Herbst’s base salary to determine whether an adjustment to his annual base salary is appropriate.  Mr. Herbst’s New Employment Agreement provides that Mr. Herbst, subject to his eligibility, be included in all employee benefit plans established by the Company.  Mr. Herbst’s New Employment Agreement may be terminated at any time, with or without cause, by either party.  Mr. Herbst’s New Employment Agreement also contains non-disclosure provisions and prohibits Mr. Herbst from competing with the Company during the term of his employment and for a period of one year thereafter.

Mr. Beyer’s New Employment Agreement provides for an initial annual base salary of $140,000 and an annual performance-based bonus of up to seventy-five percent (75%) of his base salary for fiscal year 2007.  Mr. Beyer’s New Employment Agreement provides for annual reviews of Mr. Beyer’s base salary to determine whether an adjustment to his annual base salary is appropriate.  Mr. Beyer’s New Employment Agreement provides that Mr. Beyer, subject to his eligibility, be included in all employee benefit plans established by the Company.  Mr. Beyer’s New Employment Agreement may be terminated at any time, with or without cause, by either party.  Mr. Beyer’s New Employment Agreement also contains non-disclosure provisions and prohibits Mr. Beyer from competing with the Company during the term of his employment and for a period of one year thereafter.

Directors Compensation

Our directors do not receive compensation for attending board meetings, other than reimbursement of reasonable out-of-pocket expenses incurred in connection with attending any board meeting or any committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 15, 2007, all of the Company’s capital stock is owned by Parent.  As of March 15, 2007, the following table sets forth certain information regarding the beneficial ownership of Parent’s Series A Preferred Stock, par value $0.01 per share (“Parent Preferred”), and Common Stock, par value $0.01 per share (“Parent Common”), by (i) each person known to us to beneficially own more than 5% of the outstanding shares of either Parent Preferred and Parent Common; (ii) each of our directors; (iii) each named executive officer and (iv) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of shares to persons who possess sole or shared voting and/or investment power with respect to the shares shown as beneficially owned and include shares of common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days. Unless otherwise indicated in the footnotes to this table, the address of all listed stockholders is c/o WII Components, Inc., 525 Lincoln Avenue, SE, St. Cloud, Minnesota 56304.

	Parent Preferred		Parent Common
Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned	Shares Beneficially Owned	Percentage Beneficially Owned
Olympus funds(1)	75,395,914	93%	609,949	93%
Robert S. Morris(1)	75,395,914	93%	609,949	93%
Louis J. Mischianti(1)	75,395,914	93%	609,949	93%
L. David Cardenas(1)	75,395,914	93%	609,949	93%
Keith Heffernan(1)	75,395,914	93%	609,949	93%
John Fitzpatrick(2)	940,001	1%	7,604	1%
Dale Herbst	211,501	*	1,711	*
Joel Beyer	169,199	*	1,368	*
All directors and executive officers as a group (7 persons)	76,716,615	95%	620,634	95%

*              Represents less than 1% of the outstanding voting capital stock.

(1)           Consists of 75,003,855 shares of Parent Preferred and 606,778.23 shares of Parent Common beneficially owned by Olympus Growth Fund IV, L.P. and 392,059 shares of Parent Preferred and 3,171.74 shares of Parent Common beneficially owned by Olympus Executive Fund, L.P.  The shares beneficially owned by Olympus Growth Fund IV, L.P. are beneficially owned indirectly by OGP IV, LLC, the general partner of Olympus Growth Fund IV, L.P., and by Mr. Morris, the managing member of OGP IV, LLC.  The shares beneficially owned by Olympus Executive Fund, L.P. are beneficially owned indirectly by OEF, L.P., the general partner of Olympus Executive Fund, L.P., and by RSM, Corporation, the managing general partner of OEF, L.P, and by Robert S. Morris, the president (and sole stockholder) of RSM, Corporation.

Mr. Morris, a member of Parent’s board of directors, is the managing partner of Olympus Partners and is the managing member of OGP IV, LLC and is the president (and sole stockholder) of the managing general partner of OEF, L.P., and, in such capacities, has voting and investment power with respect to all shares held by the Olympus funds and has a pecuniary interest in certain of those shares.  Mr. Mischianti, a member of Parent’s board of directors, is a partner of Olympus Partners and is a member of OGP IV, LLC, and, in such capacities, has a pecuniary interest in certain of those shares.  Messrs. Cardenas and Heffernan, also members of Parent’s board of directors, are partners of Olympus Partners and are members of OGP IV, L.L.C. and, in such capacities, have a pecuniary interest in certain of the shares held by the Olympus funds.  Each of Messrs. Morris, Mischianti, Cardenas and Heffernan disclaims beneficial ownership of the shares owned by these entities, except to the extent of their proportionate pecuniary interest therein.  The address for Olympus Partners, the Olympus funds and Messrs. Morris, Mischianti, Cardenas and Heffernan is c/o Olympus Partners, Metro Center, One Station Place, Stamford, Connecticut, 06902.

(2)           Mr. Fitzpatrick’s shares are held by the John P Fitzpatrick Revocable Trust U/A 12/31/01.  Mr.  Fitzpatrick is a trustee of the John P Fitzpatrick Revocable Trust U/A 12/31/01 and Mr. Fitzpatrick and members of his family are the primary beneficiaries.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Stockholders Agreement

Pursuant to our Stockholders Agreement, dated as of April 9, 2003, entered into with Behrman Capital III L.P., one of Behrman Capital III’s affiliates, certain members of our management (including the named executive officers) and certain other stockholders, each of the current stockholders, other than Behrman Capital III L.P. and its affiliate was subject to certain transfer restrictions, including rights of first refusal and co-sale, and was entitled to co-sale rights on certain transfers by Behrman Capital III L.P. and its affiliate. Behrman Capital III L.P. had the right to force all of the other stockholders to participate in a sale event in which it elects to participate. Subject to certain standard exceptions, all stockholders had pre-emptive rights on future sales of securities. Under the provisions of this Stockholders Agreement, all of the parties agreed to elect as members of our board of directors two Behrman Capital III L.P. nominees. Finally, each member of our management who was a party to the Stockholders Agreement had the right under certain circumstances to require us to repurchase his or her shares of our stock at the then fair market value in the event of the termination of his or her employment.  This Stockholders Agreement was terminated on January 9, 2007 in connection with the 2007 Acquisition.

On January 9, 2007, Parent and each of Parent’s stockholders entered into a Stockholders Agreement (the “Parent Stockholders Agreement”).  Under the provisions of the Parent Stockholders Agreement, the authorized number of directors on Parent’s board of directors is established at 5 directors (or such higher number as determined by Olympus Growth Fund IV, L.P.) and all of the parties agree to elect as members of our board of directors each representative designated from time to time by Olympus Growth Fund IV, L.P., as a nominee. Pursuant to the Parent Stockholders Agreement, Parent’s stockholders are subject to certain transfer restrictions, including rights of first refusal and co-sale rights on certain transfers by Olympus Growth Fund IV, L.P.  The Olympus Growth Fund IV, L.P. (as the holders of a majority of Parent’s capital stock) and board of directors of Parent have the right to force all of the other stockholders to participate in a sale event involving a change of control of Parent or all or substantially all of Parent’s assets on a consolidated basis.  In addition, subject to certain exceptions, all stockholders of Parent have pre-emptive rights on future sales of equity securities of Parent.  Finally, pursuant to the Parent Stockholders Agreement,

Parent granted certain customary registration rights, including demand, piggyback and resale shelf registration rights. Demand registration rights were granted only to the holders of a majority of Parent’s capital stock.

Equity Registration Rights Agreement

We entered into a Registration Rights Agreement, dated as of April 9, 2003, with Behrman Capital III L.P. and one of its affiliates, certain members of our management (including the named executive officers) and certain other stockholders. Pursuant to this agreement, we granted certain customary registration rights, including demand, piggy back and resale shelf registration rights. Demand registration rights were granted only to Behrman Capital III L.P. and one of its affiliates.  This Registration Rights Agreement was terminated on January 9, 2007 in connection with the 2007 Acquisition.

Financial Advisor Agreement

We entered into a Financial Advisor Agreement dated as of April 9, 2003, with Behrman Brothers Management Corp., or Behrman Brothers, an affiliate of our former largest stockholder, Behrman Capital III L.P. Under this agreement, Behrman Brothers provided us with advice regarding our financial management, potential acquisitions, dispositions, financial transactions and other issues. In the event that we consummate a transaction (such as a merger with, or acquisition of, another company, a sale of our company or significant events relating to changes in our equity structure), we were required to pay Behrman Brothers a fee for its role as our advisor and reimburse any expenses incurred by Behrman Brothers in providing such advice. This agreement was terminated on January 9, 2007 in connection with the 2007 Acquisition.

Advisory Services Agreement

Parent entered into an Advisory Services Agreement, dated as of January 9, 2007, with Olympus Advisory Partners, Inc., an affiliate of the Olympus funds.  Under this agreement, Olympus Advisory Partners, Inc. provides Parent with advice regarding corporate, business and financial strategy, potential acquisitions, financial management and other issues.  In addition to a quarterly consulting fee, in the event that Parent or any of its subsidiaries consummate a capital transaction (such as an acquisition of another company, a sale of Parent or any of its subsidiaries, or significant events relating to changes in the capital structure of Parent and its subsidiaries), Parent is required to pay Olympus Advisory Partners, Inc. a fee for its role as Parent’s advisor.  Neither the Company nor any of its subsidiaries is party to this Agreement.

Indemnification Agreements

We have entered into indemnification agreements with our directors, Rodney Cohen and Tom Perlmutter. The form of indemnification agreement provides that the directors will be indemnified for expenses incurred because of their status as a director to the fullest extent permitted by Delaware law and our certificate of incorporation and bylaws.  These agreements were terminated on January 9, 2007 in connection with the 2007 Acquisition.

We have also entered into indemnification agreements with our executive officers, John Fitzpatrick and Dale Herbst.  The form of indemnification agreement provides that the directors and officers will be indemnified for expenses incurred because of their status as a director or officer, as applicable, to the fullest extent permitted by Delaware law and our certificate of incorporation and bylaws.

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

Policies and Procedures for Related Party Transactions

As a private company, our board of directors generally reviews our related party transactions, although we have not historically had formal policies and procedures regarding the review and approval of related party transactions

Director Independence

The boards of Parent and the Company are currently composed of five directors, none of whom would qualify as an independent director based on the definition of independent director set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules. Because affiliates of Olympus own approximately 93% of the voting common stock of Parent, and we do not otherwise have any securities listed on any securities exchange, we are not subject to corporate governance rules that require that a board of directors be composed of a majority of independent directors.

Item 14. Principal Accountants and Services

Aggregate fees billed to the company for the fiscal years ended December 31, 2006, and 2005 by the Company’s principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates:

	Year Ended December 31,
	2006	2005
Audit Fees (a)	$213,849	$157,367
Audit-Related Fees (b)	6,355	—
Total audit and audit-related fees	220,204	157,367
Tax Fees (c)	88,425	39,736
Total Fees	$308,629	$197,103

(a)Fees for audit services billed in 2006 and 2005 consist of:

•                  Audit of the Company’s annual financial statements

•                  Reviews of the Company’s quarterly financial statements

(b) Fees for audit-related services billed in 2006 consist of:

•                  Review of audit workpapers in connection with the potential sale of the company.

( c) Fees for tax services billed in 2006 and 2005 consist of:

•                  Preparation of tax returns

•                  Research and assistance with earnings and profit, state matters, and other miscellaneous projects

Preapproval Policies

The company has no preapproval policy for services performed by our independent registered pubic accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  List of Financial Statements, Financial Statement Schedules and Exhibits

(1)  Financial Statements.  Consolidated Financial Statements of WII Components, Inc. and Subsidiaries as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004.

(2)         Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes, except for Schedule II.

(3) Exhibits:

Exhibit No.	Exhibit Description

*2.1

Amended and Restated Agreement and Plan of Merger dated January 5, 2007, by among WII Holding, Inc., a Delaware corporation, WII Merger Corporation, a Delaware corporation, WII Components, Inc. and Behrman Capital III, L.P., solely in its capacity as stockholders’ representative

3.1

Second Amended and Restated Certificate of Incorporation of WII Components, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

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

3.10	Bylaws of Grand Valley Acquisition, Inc. (incorporated herein by reference to Exhibit 3.10 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, as amended, File No. 333-115490)

*3.11	Third Amended and Restated Certificate of Incorporation of WII Components, Inc.

*3.12	Bylaws of WII Merger Corporation, which are the current Bylaws of WII Components, Inc. as a result of the Amended and Restated Agreement and Plan of Merger attached as Exhibit 2.1

Exhibit No.	Exhibit Description

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

10.3

Employment Agreement dated April 9, 2003 between Woodcraft Industries, Inc. and John Fitzpatrick  (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490) **

10.4

Employment Agreement dated April 9, 2003 between Woodcraft Industries, Inc. and Dale Herbst  (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490) **

10.5

Employment Agreement dated April 9, 2003 between Woodcraft Industries, Inc. and Joel Beyer  (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490) **

10.6

Credit Agreement, dated as of February 18, 2004, by and among WII Components, Inc. as Borrower and Antares Capital Corporation, for itself and as Agent for all Lenders, and the Financial Institutions Party thereto  (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

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

10.9	Registration Rights Agreement dated April 9, 2003 by and among WII Holdings, Inc.

Exhibit No.	Exhibit Description

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

10.14	Bonus Letter Agreement between the Company and John Fitzpatrick, dated May 31,2006 **

10.15	Option Agreement dated May 31, 2006, between the Company and John Fitzpatrick **

10.16	Option Agreement dated May 31, 2006, between the Company and John Fitzpatrick **

*12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, as amended, File No. 333-115490)

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1

Certification of Chief Financial Officer, Treasurer, and Secretary of WII Components, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of President and Chief Executive Officer of WII Components, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Financial Officer, Treasurer, and Secretary of WII Components, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of President and Chief Executive Officer of WII Components, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

Exhibit No.	Exhibit Description

Sarbanes-Oxley Act of 2002

* Filed herewith.

** Compensation arrangement.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

The transactions in the allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Balance, beginning of year	$118	$209	$237
Provision	21	61	27
Write-offs	(35)	(152)	(55)
Balance, end of year	$104	$118	$209

Item 16. Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized, this 30th day of March 2007:

WII COMPONENTS, INC.

By:	/s/ John Fitzpatrick
John Fitzpatrick, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Fitzpatrick	President and Chief Executive Officer	March 28,2007
John Fitzpatrick	(Principal Executive Officer)

/s/ Dale B. Herbst	Chief Financial Officer, Treasurer and Secretary (Principal	March 28,2007
Dale B. Herbst	Financial Officer and Principal Accounting Officer)

/s/ Robert S. Morris	Director	March 28,2007
Robert S. Morris

/s/ Louis J. Mischianti	Director	March 28,2007
Louis J. Mischianti

/s/ L. David Cardenas	Director	March 28, 2007
L. David Cardenas

/s/ Keith Heffernan	Director	March 28, 2007
Keith Heffernan