Form 10-Q
period 2007-03-31
WII Components, Inc.
filed 2007-05-23
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Yes ☐  No ☒.

As of May 9, 2007, 100 shares of common stock, $.01 par value per share, were outstanding (all of which are owned  by WII Holding, Inc.).

WII COMPONENTS, INC.

FORM 10-Q

Quarter Ended March 31, 2007

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash	$2,257	$8,048
Accounts receivable, net	15,381	11,322
Inventories	20,704	21,500
Other current assets	9,138	1,908
Total current assets	47,480	42,778

Property, plant, and equipment, net	60,553	59,876
Goodwill	112,748	108,748
Customer relationship	12,824	13,239
Noncompete agreements	298	384
Other assets	8,035	5,289
TOTAL	$241,938	$230,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,061	$581
Accounts payable	6,064	4,937
Accrued payroll	3,347	3,826
Other current liabilities	13,317	12,101
Total current liabilities	24,789	21,445

Long-term debt, net of current maturities	128,582	128,030
Deferred income tax liability	5,505	2,560
Other noncurrent liabilities	2,418	300

Stockholders’ Equity:
Common stock—voting	—	217
Common stock—nonvoting	—	9
Additional paid-in capital	71,140	56,244
Retained earnings	9,504	21,509
Total stockholders’ equity	80,644	77,979
TOTAL	$241,938	$230,314

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
NET SALES	$61,006	$76,341
COST OF SALES	50,257	63,685
Gross profit	10,749	12,656

OPERATING EXPENSES:
General and administrative	12,333	3,956
Selling and marketing	863	806
Loss on sale of assets	15	—
Total operating expenses	13,211	4,762

OPERATING (LOSS) INCOME	(2,462)	7,894

OTHER INCOME (EXPENSE):
Interest income	52	23
Interest expense	(4,023)	(3,422)
Other expense	(2)	(2)
Total other expense	(3,973)	(3,401)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(6,435)	4,493
INCOME TAX (BENEFIT) PROVISION	(4,094)	1,827
NET (LOSS) INCOME	$(2,341)	$2,666

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
OPERATING ACTIVITIES:
Net (loss) income	$(2,341)	$2,666

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,659	1,866
Loss on sale of assets	15	—
Amortization of debt issue costs	1,371	269
Deferred income taxes	(33)	—
Stock compensation expense	1,029	1,154
Current portion of tax benefit due to Seller	(4,106)	—

Change in operating assets and liabilities:
Accounts receivable	(4,059)	(1,796)
Inventories	796	120
Other current assets	(1,213)	(198)
Accounts payable	1,001	1,741
Accrued payroll and other current liabilities	(4,888)	(3,930)
Other long-term liabilities	114	—
Net cash (used in) provided by operating activities	(10,655)	1,892

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,226)	(4,815)
Proceeds from sale of assets	2	—
DMI earn-out payment	(4,000)	—
Net cash used in investing activities	(6,224)	(4,815)

FINANCING ACTIVITIES:
Principal payments under long-term financing agreements	(8,119)	(1,320)
Recapitalization-equity contribution	21,747	—
Debt issuance costs	(3,616)	—
Recapitalization-repurchase of stock options	(7,880)	—
Distribution on behalf of Parent	(1,196)	—
Borrowings of long-term debt	10,152	900
Net cash provided by (used in) financing activities	11,088	(420)

NET DECREASE IN CASH	(5,791)	(3,343)
CASH—Beginning of period	8,048	3,981

CASH—End of period	$2,257	$638

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,309	$6,203

Cash paid for income taxes—net	$265	$254
NONCASH ACTIVITY:
Recapitalization-repurchase of common stock funded by Parent	$226	$—

Future tax benefit due to Seller in:
Other current assets	$(5,985)	$—
Other current liabilities	$7,073	$—
Other long-term liabilities	$2,004	$—
Deferred income taxes	$2,945	$—

Capital expenditures in accounts payable	$ 545	$ 1,170

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  BASIS OF PRESENTATION

Company Background-  WII Components, Inc., a Delaware corporation (the “Company”), was formed in April 2003 to acquire 100% of the common stock of Woodcraft Industries, Inc. and Subsidiaries in a leveraged acquisition.

On January 9, 2007, the Company was acquired by WII Holding, Inc. (“Parent”), a newly formed investment entity controlled by Olympus Growth Fund IV, L.P. (“Olympus”).  The acquisition was consummated through a merger of WII Merger Corporation (“MergerCo”), a wholly owned subsidiary of Parent, with and into the Company with the Company being the surviving corporation in the merger (the “Merger”) pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of January 5, 2007, by and among Parent, MergerCo, the Company, and Behrman Capital III L.P.  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the Merger was approximately $295.5 million, less indebtedness and certain expenses, and subject to customary adjustments.  The aggregate purchase price and related fees and expenses were funded by new credit facilities and private offerings of debt and equity securities by Parent and the Company.  The Merger has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.  The Company did not push down the basis because of the significance of the publicly traded debt outstanding, which hinders the Parent’s ability to control the form of ownership of the Company.

The Company prepared the accompanying unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain notes or other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, the Company suggests that these financial statements be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2006 included in its Form 10-K as filed with the Securities and Exchange Commission on March 28, 2007. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all the information and notes required by accounting principles generally accepted in the United States of America for complete presentation.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly, when read in conjunction with the consolidated financial statements and accompanying notes for the period ended December 31, 2006 included in our 10-K as filed with the Securities and Exchange Commission on March 28, 2007, our financial position, results of operations and cash flows for the periods presented.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Inventories—Inventories consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$11,974	$12,270
Work in process	3,990	4,768
Finished goods	5,182	5,037
LIFO adjustment	(442)	(575)
	$20,704	$21,500

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market. The remainder of the inventory is valued under the first-in, first-out method (“FIFO”). As of March 31, 2007 and December 31, 2006, inventory on the LIFO method represented 63% and 61%, respectively, of consolidated inventories.

Goodwill—In 2002, the Company adopted and accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. In part, SFAS No. 142 states that companies are no longer required to amortize goodwill but instead must evaluate goodwill for impairment at least annually.  The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year. Fair value is measured using a market multiple valuation method.  The carrying amount of goodwill increased from $108.7 million at December 31, 2006 to $112.7 million at March 31, 2007 due to an accelerated Dimension Moldings, Inc. earn-out payment as a result of the change in control caused by the Merger.

Customer Relationship—Customer relationships relates to an intangible asset recorded through the purchase price allocation of the Grand Valley acquisition in 2004 and the acquisition of the assets of Dimension Moldings, Inc. in 2005 for relationships with a significant customer. The original cost of these customer relationships is $16.6 million, and the related accumulated amortization as of March 31, 2007 is $3.8 million.  The intangible assets are being amortized over the estimated life of 10 years. Amortization for the three-month period ended March 31, 2007 was $414,000.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

2007	$1,658
2008	1,657
2009	1,658
2010	1,657
2011	1,658
2012-2015	4,951

Noncompete Agreement—Noncompete agreements primarily relate to agreements with the former owners of Brentwood (acquired in 2002), Grand Valley, and Dimension Moldings, Inc. The original cost of these noncompete agreements is $2.4 million, and the related accumulated amortization as of March 31, 2007 is $2.1 million.  Noncompete rights are being amortized over the applicable terms of the agreements (5 years, 7 years, and 5 years respectively), and are expected to be fully amortized by July 2007, April 2011, and July 2010 respectively. Amortization for the three-month period ended March 31, 2007 was $86,000.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

2007	$285
2008	34
2009	34
2010	26
2011	5

Uncertain Tax Positions- The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter must meet before that position is recognized in the financial statements.  Additionally, FIN 48 provides guidance for measurement, derecognition, classification, interest and penalties, accounting for interim periods, disclosures and transition.

As a result of the implementation of FIN 48, the Company recognized a $1.4 million decrease in the liability for uncertain tax positions which, as required, was accounted for as an increase to the January 1, 2007 balance of retained earnings.  In addition, the following information required by FIN 48 is provided:

•                                                    Unrecognized tax benefits were approximately $113,000 and $114,000 as of January 1, 2007 and March 31, 2007, respectively.  If these unrecognized tax benefits were recognized approximately $114,000 would impact the effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

•                                                    The Company recognizes interest expense and penalties related to the above unrecognized tax benefit within income tax expense.  The Company had accrued interest and penalties of approximately $22,000 and $23,000 as of January 1, 2007 and March 31, 2007, respectively

•                                                    The Company is currently open to an audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006.  The Company files in numerous state jurisdictions with varying statutes of limitation.  The Company’s unrecognized state tax benefits are related to state returns open from 2002 through 2006 depending on each state’s statute of limitations.

Stock Options—In April 2003, the 2003 Stock Option and Grant Plan (“2003 Plan”) was approved by the stockholders of the Company. The 2003 Plan allowed the granting of both incentive stock options and nonqualified stock options. Under the terms of the 2003 Plan, a maximum of 2,500,000 shares of stock, subject to adjustment, were made available for awards to officers, employees, directors, consultants, and other key persons of the Company. Awards included but were not limited to, stock options, restricted stock, unrestricted stock awards, and substitute performance awards.  Option awards were generally granted with an exercise price equal to the calculated fair market value of the company’s stock.  Options generally vested over four years and had 10-year contractual terms.  On May 31, 2006, the 2003 Plan was amended by the Board to provide for the issuance of an additional 500,000 options for a total of 3,000,000 options.  The stockholders approved the amendment on June 8, 2006.  As a result of the Merger the 2003 Plan was terminated on January 9, 2007.  In addition, all of the options, which were outstanding at the time of the Merger were deemed to be fully vested and then terminated on January 9, 2007.

New Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

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

3. ACQUISITIONS

On July 28, 2005, the Company acquired substantially all of the assets of a moldings manufacturing company operating under the name of Dimension Moldings, Inc.  The Company paid a cash purchase price at closing of $9.3 million.  In addition, the Company was required to pay up to an aggregate of $7.0 million if certain earnings targets are met at the end of each calendar year from 2005 to 2010, which may be accelerated upon certain events.  The Company paid $2.0 million of the earn-out consideration in the first quarter 2006.  As a result of the change in control caused by the Merger the remaining $5.0 million potential earn-out obligation was accelerated and paid on January 9, 2007, which included the $1.0 million accrued on June 30, 2006.  As a result of the additional earn-out consideration paid, the total purchase price, including earn-out or acceleration obligations, resulted in goodwill of $5.1 million due to the purchase price in excess of the net assets acquired.  The acquired assets of Dimension Moldings, Inc. are now operated and owned by Woodcraft Industries, Inc., the Company’s subsidiary.

On January 9, 2007, the Company was acquired by Parent, a newly formed investment entity controlled by Olympus in the Merger.  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the Merger was approximately $295.5 million, less indebtedness and certain expenses, and subject to customary adjustments.  The aggregate purchase price and related fees and expenses were funded by new credit facilities and private offerings of debt and equity securities by Parent and the Company.  The Merger has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.

In conjunction with the Merger, the Company entered into a new senior credit facility (the “New Senior Credit Facility”), with Credit Suisse, Cayman Islands Branch, which provided for (i) a senior secured first lien term loan facility in an aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, (the “Revolving Facility” and, together with the First Lien Term Facility, the “First Lien Facilities”) of which $10.0 million is available through a subfacility in the form of letters of credit.  Subject to certain conditions, the First Lien Term Facility may be increased by up to $30.0 million during the life of the First Lien Term Facility at the request of the Company with the consent from those lenders that agree to participate in such increase.  Borrowings of $9.8 million were outstanding under the First Lien Term Facility as of March 31, 2007.  Effective as of April 30, 2007, no additional borrowings are available under the First Lien Term Facility beyond the $9.8 million outstanding.  As of March 31, 2007, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  The outstanding principal of such indebtedness bears interest at a fluctuating rate equal to either the base rate plus an applicable margin per annum or LIBOR plus an applicable margin.  The New Senior Credit Facility is scheduled to mature January 2013.

In conjunction with the Merger, the Parent entered into Note Purchase Agreements with OCM Mezzanine Fund II, L.P. and Olympus Growth Fund IV, L.P.  The Note Purchase Agreement with OCM Mezzanine Fund II, L.P. consisted of $43.0 million senior pay-in-kind notes with no required principal amortization.  The Note Purchase Agreement with Olympus Growth Fund IV, L.P. consisted of $43.0 million junior pay-in-kind notes with no required principal amortization.  These notes (the “Parent Notes”) are scheduled to mature in April 2012.  During the term of the Parent Notes, Parent is able at its option to pay interest on the Parent Notes through the issuance of additional notes. The Company is not liable for, and has not otherwise guaranteed, any of the obligations of Parent with respect to the Parent Notes.  The Company is, however, subject to a number of restrictive covenants under the Note Purchase Agreements. In addition, the Company is limited in its ability to pay dividends or otherwise make distributions to Parent under the New Senior Credit Facility and the indenture governing the $120.0 million of 10% Senior Notes due 2012 (the “10% Senior Notes due 2012”).  The Parent Notes are not reflected in the Company’s consolidated balance sheet due to the significance of the public debt holders’ influence on the Company’s ability to control the form of ownership.

In conjunction with the Merger, Parent issued equity securities of approximately $86.2 million (including rollover equity from management) to fund the equity necessary for the acquisition, consisting of $81.0 million of preferred equity securities and $5.2 million of common equity securities.  Preferred dividends accrue and accumulate on the outstanding preferred equity securities at the rate of 10% per annum, compounding quarterly, of the sum of its liquidation value per share ($1,000) plus all accumulated and unpaid dividends thereon.  Dividends are payable as and when declared by Parent’s board of directors out of funds legally available for the payment of dividends.  Such dividends accrue, whether or not they have been declared and whether or not there are profits, surplus or other funds of Parent legally available for the payment of dividends, until such time as such dividends are actually paid by Parent.  The holders of a majority of the outstanding preferred equity securities at any time and from time to time may demand that Parent redeem all or any portion of the outstanding preferred equity securities by delivering to the holder(s) thereof (i) an amount of cash per share equal to the sum of its liquidation value per share ($1,000) plus all accumulated and unpaid dividends thereon and (ii) a number of shares of Parent’s common equity securities as determined in accordance with the redemption procedures contained in Parent’s certificate of incorporation.  If Parent does not have funds legally available for any particular redemption, Parent is obligated to use those funds that are legally available for the redemption of such securities to redeem the maximum possible number of preferred equity securities which would otherwise be redeemed in connection with such redemption.  Thereafter, when additional funds of Parent are legally available for redemption of such securities, Parent is obligated to redeem the balance of such securities.  Parent is prohibited from redeeming any preferred equity securities if any such redemption is prohibited under any credit facility or indenture to which Parent or any of its subsidiaries is a party or is otherwise bound.  The Company is not liable for, and has not otherwise guaranteed, any of these obligations of Parent with respect to the equity securities issued by Parent.  These equity securities are not reflected in the Company’s consolidated balance sheet due to the significance of the public debt holders’ influence on the Company’s ability to control the form of ownership.

On December 11, 2006, Parent and MergerCo, in anticipation of the consummation of the Merger, entered into an employment agreement with Mr. John Fitzpatrick, as Chief Executive Officer of MergerCo (the “New Fitzpatrick Employment Agreement”).  Pursuant to the New Fitzpatrick Employment Agreement, upon consummation of the Merger, the New Fitzpatrick Employment Agreement superceded and preempted Mr. Fitzpatrick’s prior employment agreement with the Company. On January 9, 2007, by operation of law upon consummation of the Merger, the New Fitzpatrick Employment Agreement was assigned by MergerCo to the Company.  Under the New Fitzpatrick Employment Agreement, in the event (i) Mr. Fitzpatrick resigns for retirement purposes from the employment of the Company and its subsidiaries after December 31, 2009 (or such earlier date as the Company’s board of directors and Mr. Fitzpatrick mutually agree upon) and (ii) Mr. Fitzpatrick provided at least twelve months’ prior written notice to the Company and Parent of such resignation, then Mr. Fitzpatrick may elect to have Parent repurchase up to 50% of the common equity securities and 50% of the preferred equity securities acquired by Mr. Fitzpatrick on January 9, 2007 in connection with the Merger at their respective fair market values.  Any such repurchase by Parent shall be subject to applicable restrictions contained in the Delaware General Corporation Law and in Parent’s and its subsidiaries’ debt financing agreements with unaffiliated third parties.  If any such restrictions prohibit any such repurchase which Parent is otherwise required to make, the repurchase obligation is suspended until such time as Parent may make such repurchase under such restrictions.

The Company recorded expenses of $9.9 million in the three months ended March 31, 2007 related to the Merger.  These expenses comprised $1.0 million of compensation expense related to accelerated vesting of stock options,  $0.2 million of employer related payroll taxes for accelerated vesting of stock options, $1.3 million of transaction incentive expenses, $7.0 million of transaction costs, and $0.4 million of deferred financing costs related to refinanced indebtedness.  In addition to these amounts, the Company capitalized $4.0 million of transaction costs into goodwill related to the accelerated earn-out, and $3.6 million of deferred financing costs relating to the New Senior Credit Facility.  Parent made a capital contribution of $21.7 million to the Company in connection with these transaction costs.

4. RELATED-PARTY TRANSACTIONS

The Company entered into a noncompete agreement on April 30, 2004 with the former owners of Grand Valley, and on July 28, 2005 with the owners of Dimension Moldings, Inc. (Notes 2 and 3).

Parent has a management services agreement with an affiliate of the Parent’s largest stockholder, Olympus Partners.  Parent is obligated to pay a transaction fee to the affiliate for services provided for each financing, refinancing, acquisition, or similar nonrecurring transaction.  Parent paid approximately $3.0 million to this affiliate for services related to the Merger, of which $0.7 million was recorded as deferred financing fees on the Company’s financial statements, while the remaining $2.3 million was recorded on the Parent’s financial statements.  In addition, the affiliate will be paid $0.6 million annually by Parent for ongoing services provided to the Parent and Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “we,” “us” or “our” refer to WII Components, Inc. and its consolidated subsidiaries and their respective predecessors.

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

•                  the highly competitive nature of our industry; and

•                  increases in the cost of labor.

Overview

We believe that we are one of the leading manufacturers of hardwood doors, hardwood components and engineered wood products for the kitchen and bath cabinet market in the United States. Our products include (1) hardwood cabinet door components, face frames and drawer fronts, (2) fully assembled hardwood cabinet doors, (3) rigid thermofoil, or RTF, cabinet doors and components, (4) veneer raised panels, or VRPs, and (5) a variety of laminated and profile-wrapped components. We generate approximately 94% of our sales from the kitchen and bath cabinet manufacturing industry. Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders. We conduct all of our operations through our Woodcraft, PrimeWood and Brentwood subsidiaries and we operate eleven manufacturing facilities located in Minnesota, North Dakota, Oregon, Ohio, Kansas, Pennsylvania, Utah and Kentucky that allow us to distribute our products nationwide.

In the past nine years, we have consummated four strategic acquisitions that have enhanced our market position, product breadth and geographic reach. In June 1998, we acquired PrimeWood, a manufacturer of RTF, VRP and profile-wrapped engineered wood products based in North Dakota. In July 2002, we acquired Brentwood, a manufacturer of solid wood and RTF cabinet doors located in Oregon. In April 2004, we acquired Grand Valley, a manufacturer of solid wood cabinet doors located in Ohio.  On December 31, 2006, Grand Valley was merged with and into Woodcraft.  In July 2005, we acquired substantially all of the assets of Dimension Moldings, Inc. (DMI), an Ohio corporation, which was in the business of manufacturing hardwood component moldings at a facility located in Middlefield, Ohio.  Following the acquisition, our Woodcraft subsidiary manufactures hardwood component moldings at the Middlefield facility for sale to one of our major customers.

In September 2005, we amended and restated our existing senior secured revolving credit facility (which is referred to herein as the “2005 Senior Credit Facility”), by expanding the revolving line of credit capacity to $40.0 million, advancing a $7.5 million nonamortizing term loan, and allowing the flexibility to advance up to $7.5 million through June 30, 2006 on a nonamortizing capital expenditure loan.  As of December 31, 2006, we had not borrowed any funds under the nonamortizing capital expenditure loan.  The 2005 Senior Credit Facility was terminated on January 9, 2007 in connection with the Merger, and all outstanding borrowings thereunder were repaid.

The Merger was completed on January 9, 2007.  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the Merger was approximately $295.5 million, less indebtedness and certain expenses, and subject to customary adjustments.  The Merger has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities. The Company did not push down the basis because of the significance of the publicly traded debt outstanding, which hinders the Parent’s ability to control the form of ownership of the Company.  Parent financed the Merger through the following transactions:

•  borrowings of approximately $86.0 million by Parent through the issuance of $43.0 million in principal amount of senior pay-in-kind notes to OCM Mezzanine Fund II, L.P. and $43.0 million in principal amount of junior pay-in-kind notes to Olympus Growth Fund IV, L.P. (collectively, the “Parent Notes”);

•  the issuance and sale of equity securities of Parent (including rollover equity from management) to the Olympus funds, co-investors and certain members of management of approximately $86.2 million; and

•  borrowings of approximately $10.2 million by the Company under the New Senior Credit Facility (as defined below), of which, $9.8 million was outstanding as of March 31, 2007.

In conjunction with the Merger, the Company entered into a new senior credit facility (the “New Senior Credit Facility”), with Credit Suisse, Cayman Islands Branch, which provided for (i) a senior secured first lien term loan facility in an aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, (the “Revolving Facility” and, together with the First Lien Term Facility, the “First Lien Facilities”) of which $10.0 million is available through a subfacility in the form of letters of credit.  Subject to certain conditions, the First Lien Term Facility may be increased by up to $30.0 million during the life of the First Lien Term Facility at the request of the Company with the consent from those lenders that agree to participate in such increase.  Borrowings of $9.8 million were outstanding under the First Lien Term Facility as of March 31, 2007.  Effective as of April 30, 2007, no additional borrowings are available under the First Lien Term Facility beyond the $9.8 million outstanding.  As of March 31, 2007, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  The outstanding principal of such indebtedness bears interest at a fluctuating rate equal to either the base rate plus an applicable margin per annum or LIBOR plus an applicable margin.  The New Senior Credit Facility is scheduled to mature January 2013.

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

The following table outlines, for the three months ended March 31, 2007 and for the three months ended March 31, 2006, selected operating data derived from our condensed consolidated statements of operations and presents this information as a percentage of net sales:

	WII Components, Inc.
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(dollars in thousands)
Net sales	$61,006	$76,341
% of net sales	100.0%	100.0%
Cost of sales	50,257	63,685
% of net sales	82.4%	83.4%

Gross profit	10,749	12,656
% of net sales	17.6%	16.6%
Operating expenses	13,211	4,762
% of net sales	21.6%	6.2%

Operating (loss) income	(2,462)	7,894
% of net sales	-4.0%	10.4%
Other expenses (income):
Interest expense	4,023	3,422
% of net sales	6.6%	4.5%
Other income, net	(50)	(21)
% of net sales	-0.0%	-0.0%
Income tax (benefit) provision	(4,094)	1,827
% of net sales	-6.7%	2.4%

Net (loss) income	(2,341)	2,666
% of net sales	-3.8%	3.5%

Net sales.  Net sales decreased $15.3 million, or 20.0%, from $76.3 million for the three months ended March 31, 2006 to $61.0 million for the three months ended March 31, 2007.  Sales in our hardwood and engineered wood product line decreased $12.1 million and $3.2 million, respectively.  These decreases are attributable to a combination of (i) an overall slowdown in the market that began in the third quarter 2006, (ii) a greater effect due to the seasonality in 2007 as our customers were not operating above their capacities as they were in 2006, (iii) lower selling prices in conjunction with lower material costs, and (iv) to a lesser extent, a reduction due to the loss of market share on a hardwood door program in 2007.

Cost of sales.  Cost of sales decreased $13.4 million, or 21.0%, from $63.7 million for the three months ended March 31, 2006 to $50.3 million for the three months ended March 31, 2007.  This decrease in cost of sales is primarily attributable to lower material, labor and overhead costs as a result of lower volume of sales, but other factors include; (i) improved operational performance related to yield and labor productivities and (ii) lower hardwood material costs. These were partially offset by (i) increased multi-density fiber board and particle board costs related to our engineered wood products line and (ii) transaction incentives incurred in connection with the Merger.

Gross profit.  Gross profit decreased $1.9 million, or 15.1%, from $12.6 million for the three months ended March 31, 2006 to $10.7 million for the same period in 2007. As a percentage of net sales, our gross profit increased 100 basis points from 16.6% for the three months ended March 31, 2006 to 17.6% for the same period in 2007.  This increase reflects (i) improved operational performance and (ii) lower hardwood material costs.  This increase was partially offset with (i) board cost increases related to our engineered wood product line and (ii) transaction incentives incurred in connection with the Merger.

Operating expenses.  Operating expenses increased $8.5 million, or 180.9%, from $4.7 million for the three months ended March 31, 2006 to $13.2 million for the same period in 2007.  The increase consists of approximately (i) $7.2 million of transaction expenses related to the Merger, (ii) $0.4 million related to efforts to refinance a portion of the outstanding debt, and (iii) $1.0 million in transaction incentives incurred in connection with the Merger. These were partially offset with (i) lower salaries due to eliminated positions and (ii) lower incentive expenses.

Operating income.  Operating income decreased by $10.4 million, or 131.6%, from $7.9 million for the three months ended March 31, 2006 to an operating loss of $2.5 million for the three months ended March 31, 2007 as a result of the net effect of the factors described above.

Interest expense.  Interest expense increased $0.6 million, or 17.6%, from $3.4 million for the three months ended March 31, 2006 to $4.0 million for the three months ended March 31, 2007. This increase relates to (i) increased costs of deferred financing fees in connection with the Merger, and (ii) a higher average debt balance due to the additional debt assumed in conjunction with the Merger.

Other income.  Other income was $50,000 and $21,000 for the three months ended March 31, 2007 and March 31, 2006, respectively.  This income is from interest received from our interest bearing accounts.

Income tax provision.  Income tax expense decreased $5.9 million, or 327.8%, from an income tax expense of $1.8 for the three months ended March 31, 2006 to an income tax benefit of $4.1 for the three months ended March 31, 2007 as a result of lower earnings. The effective tax rate increased 229 basis points from 40.7% in 2006 to 63.6% in 2007 due to permanent differences associated with the Merger.

Net income.  Net income decreased $5.0 million, or 185.2%, from net income of $2.7 million for the three months ended March 31, 2006 to a net loss of $2.3 million for the three months ended March 31, 2007 as a result of the factors described above.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our existing senior secured credit facilities.

Refinancing. On February 18, 2004, we issued the 10% Senior Notes due 2012, and paid the entire outstanding balance of our old senior secured credit facility and terminated the related credit agreement.  Our 2005 Senior Credit Facility was amended and restated in September 2005, provided for revolving credit of up to $40.0 million subject to a borrowing base, a $7.5 million nonamortizing term loan, and a $7.5 million nonamortizing capital expenditure loan to be drawn upon through June 30, 2006.  As of June 30, 2006, the nonamortizing capital expenditure loan had expired.  The outstanding principal bore interest at a fluctuating rate equal to either the base rate plus 2 3/4% per annum or LIBOR plus 3.0% per annum.  The 2005 Senior Credit Facility was terminated, and all outstanding borrowings thereunder repaid, on January 9, 2007 in connection with the Merger.

On January 9, 2007, we entered into the New Senior Credit Facility.  As of March 31, 2007, we have incurred borrowings of approximately $9.8 million under First Lien Term Facility and no borrowings have been incurred under the Revolving Facility.  The outstanding principal of such indebtedness currently bears interest at a fluctuating rate equal to either the base rate plus 1.75% per annum or LIBOR plus 2.75% per annum.  We must comply with certain financial covenants under our New Senior Credit Facility, including maintenance of an interest coverage ratio, a senior leverage ratio and a total leverage ratio.  We were in compliance with such covenants as of March 31, 2007.

The 2005 acquisition of substantially all of the assets of Dimension Moldings, Inc, and associated fees and expenses at closing were funded one-half by the sale of shares of the Company’s voting common stock to the Company’s former stockholders, and the remainder with operating cash and a draw down on the Company’s senior secured credit facility.  In the first quarter 2006, we paid an accelerated earn-out payment in the amount of $2.0 million to the owners of Dimension Moldings, Inc. as a result of the operations of these assets meeting agreed upon earnings targets.  As a result of the change in control caused by the Merger on January 9, 2007, the remaining $5.0 million potential earnout obligation, which included $1.0 million accrued at June 30, 2006, was accelerated and paid.

Our New Senior Credit Facility, the indenture governing the 10% Senior Notes due 2012, and Parent Notes impose certain restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.  We are not liable for, and did not otherwise guarantee, any of the obligations of Parent with respect to the Parent Notes.  We are limited in our ability to pay dividends or otherwise make other distributions to Parent under the New Senior Credit Facility and the indenture governing the 10% Senior Notes due 2012.  Indebtedness for borrowed money incurred under our First Lien Term Facility under our New Senior Credit Facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

As of March 31, 2007, we had $1.0 million of capital lease obligations, of which $0.6 million was current and as of December 31, 2006, we had $1.1 million of capital lease obligations, of which $0.6 million was current.

As of March 31, 2007, we had $2.3 million of cash and cash equivalents available for any corporate purposes, compared to $0.6 million as of March 31, 2006.

Cash flow from operating activities.  Cash used in operating activities for the three months ended March 31, 2007 was $10.7 million, while cash provided by operating activities for the three months ended March 31, 2006 was $1.9 million.  The increased use of cash for operating activities is mainly attributable to (i) the semi-annual interest payment on the 10% Senior Notes due 2012, (ii) lower net income, and (iii) increased receivables due to a higher daily sales rate and days of receivables outstanding.

Cash flow from investing activities.  Net cash used in investing activities was $6.2 million for the three months ended March 31, 2007 and $4.8 million for the three months ended March 31, 2006. Capital expenditures in three months ended March 31, 2007 were $2.2 million compared to $4.8 million for the three months ended March 31, 2006.  The decrease in capital expenditures in 2007 is primarily due to (i) the expansion of our St. Cloud door plant in 2006, and (ii) the acquisition of equipment for our roughmill facility in Greenville, Pennsylvania, most of which was paid in 2006. Net cash used in investing activities for the three months ended March 31, 2007 includes $4.0 million due to an accelerated Dimension Moldings, Inc. earn-out payment in conjunction with the Merger.

Cash flow from financing activities.  Net cash provided by financing activities for the three months ended March 31, 2007 totaled $11.1 million primarily due to (i) capital contributions of $21.7 million that funded debt issuance costs of $3.6 million and stock option payments of $7.9 million, (ii) borrowings of long-term debt under the New senior credit facility of $10.2 million that funded the payoff of the 2005 Senior Credit Facility of $7.5 million, (iii) capital lease payments of $0.1 million, (iv) principal payments on the New Senior Credit Facility of $0.4 million, and (v) a distribution on behalf of Parent for costs in conjunction with the Merger of $1.2 million.  Net cash used in financing activities for the three months ended March 31, 2006 totaled $0.4 million, primarily attributable to capital lease payments.

We anticipate that the funds generated by operations and funds available under the New Senior Credit Facility will be sufficient to meet working capital requirements and to finance capital expenditures for the foreseeable future, including the next twelve months. We cannot provide assurances that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our New Senior Credit Facility in an amount sufficient to enable us to service our indebtedness, including the 10% Senior Notes due 2012, or to fund our other liquidity needs. In addition, we cannot provide assurances that we will be able to refinance any of our indebtedness, including our New Senior Credit Facility and the 10% Senior Notes due 2012, on commercially reasonable terms, if at all.  We intend to incur additional capital expenditures in the ordinary course of business.

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

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2006, we identified the critical accounting policies, which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.  We have not changed these policies from those previously disclosed in our annual report.

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

Interest rate risk.  We are exposed to market risk relating to changes in interest rates in respect of a portion of our long-term debt and a portion of our capital leases. As of March 31, 2007, we had $9.8 million outstanding under the First Lien Term Facility, which bears interest at variable rates.  In addition, as of that date, we had approximately $0.7 million of capital leases that bear interest at variable rates. We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2007. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2007, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Chief Executive Officer and Chief Financial Officer have also concluded that controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.  We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)           Changes in internal controls over financial reporting.

None.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

No pending material legal proceedings.

Item 1A. Risk Factors

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2006, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”).  The Risk Factors are hereby incorporated in Part II, Item IA of this Form 10-Q.  Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s securities.

In addition, the following Risk Factor should be considered prior to making an investment decision with respect to the Company’s securities:

If the current slowdown in the home building, repair and remodeling industry continues for an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.  The Company derives a significant portion of its revenue as a result of the demand for its products created by the building of new homes, and repair and remodeling of existing homes.  During the third quarter of 2006, the home building, repair and remodeling industry experienced a slowdown as a result of general economic conditions.  This slowdown has continued into 2007, and has had a negative impact on our results of operations for the quarterly period ended March 31, 2007.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1                           First Lien Senior Secured Credit Agreement, dated as of January 9, 2007, by and among WII Components, Inc. (as successor-in-interest to WII Merger Corporation) as Borrower and Credit Suisse, for itself and as Administrative Agent, Swing Line Lender, an L/C Issuer and as Collateral Agent for all Lenders, and the Lenders Party thereto.

10.2                           Amendment No. 1 To The Credit Agreement, dated as of February 7, 2007, by and among WII Components, Inc. as Borrower, and Credit Suisse, for itself and as Administrative Agent, Swing Line Lender, an L/C Issuer and as Collateral Agent.

10.3                           Employment Agreement dated December 11, 2006, between WII Components, Inc. (as successor-in-interest to WII Merger Corporation), WII Holding, Inc. and John Fitzpatrick

10.4                           Employment Agreement dated December 11, 2006, between WII Components, Inc. (as successor-in-interest to WII Merger Corporation), WII Holding, Inc. and Dale Herbst.

10.5                           Employment Agreement dated December 11, 2006, between WII Components, Inc. (as successor-in-interest to WII Merger Corporation), WII Holding, Inc. and Joe Beyer.

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

WII COMPONENTS, INC.

Dated: May 23, 2007	By:
/s/ John Fitzpatrick
John Fitzpatrick
President and Chief Executive Officer
(Principal Executive Officer)
Dated: May 23, 2007
/s/ Dale B. Herbst
Dale B. Herbst
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)