Form 10-Q
period 2007-06-30
WII Components, Inc.
filed 2007-08-10
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Yes ☐  No ☒.

As of August 6, 2007, 100 shares of common stock, $.01 par value per share, were outstanding (all of which are owned by WII Holding, Inc.).

WII COMPONENTS, INC.

FORM 10-Q

Quarter Ended June 30, 2007

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash	$11,429	$8,048
Accounts receivable, net	15,924	11,322
Inventories	20,471	21,500
Other current assets	5,535	1,908
Total current assets	53,359	42,778

Property, plant, and equipment, net	60,691	59,876
Goodwill	112,748	108,748
Customer relationship	12,410	13,239
Noncompete agreements	152	384
Other assets	7,500	5,289
TOTAL	$246,860	$230,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,040	$581
Accounts payable	5,515	4,937
Accrued payroll	4,615	3,826
Other current liabilities	16,453	12,101
Total current liabilities	28,623	21,445

Long-term debt, net of current maturities	128,132	128,030
Deferred income tax liability	5,505	2,560
Other noncurrent liabilities	2,419	300

Stockholders’ Equity:
Common stock—voting	—	217
Common stock—nonvoting	—	9
Additional paid-in capital	71,140	56,244
Retained earnings	11,041	21,509
Total stockholders’ equity	82,181	77,979
TOTAL	$246,860	$230,314

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
NET SALES	$67,776	$75,761
COST OF SALES	54,105	62,631
Gross profit	13,671	13,130

OPERATING EXPENSES:
General and administrative	3,342	3,619
Selling and marketing	788	853
Loss (gain) on sale of assets	37	(6)
Total operating expenses	4,167	4,466

OPERATING INCOME	9,504	8,664

OTHER INCOME (EXPENSE):
Interest income	96	7
Interest expense	(3,832)	(3,546)
Total other expense	(3,736)	(3,539)

INCOME BEFORE INCOME TAX PROVISION	5,768	5,125
INCOME TAX PROVISION	3,787	2,069
NET INCOME	$1,981	$3,056

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
NET SALES	$128,782	$152,102
COST OF SALES	104,362	126,316
Gross profit	24,420	25,786

OPERATING EXPENSES:
General and administrative	15,675	7,574
Selling and marketing	1,652	1,659
Loss (gain) on sale of assets	51	(6)
Total operating expenses	17,378	9,227

OPERATING INCOME	7,042	16,559

OTHER INCOME (EXPENSE):
Interest income	149	30
Interest expense	(7,856)	(6,968)
Other expense	(2)	(2)
Total other expense	(7,709)	(6,940)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(667)	9,619
INCOME TAX (BENEFIT) PROVISION	(307)	3,897
NET (LOSS) INCOME	$(360)	$5,722

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
OPERATING ACTIVITIES:
Net (loss) income	$(360)	$5,722

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,383	3,737
Loss (gain) on sale of assets	51	(6)
Amortization of debt issue costs	1,405	538
Deferred income taxes	(33)	—
Stock compensation expense	1,029	2,283
Current portion of tax benefit due to Seller	(4,106)	—

Change in operating assets and liabilities:
Accounts receivable	(4,602)	(3,775)
Inventories	1,029	(464)
Other current assets	2,391	175
Accounts payable	658	60
Accrued payroll and other current liabilities	(485)	(1,476)
Other long-term liabilities	115	—
Net cash provided by operating activities	1,475	6,794

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,301)	(9,533)
Proceeds from sale of assets	34	146
DMI earn-out payment	(4,000)	—
Net cash used in investing activities	(8,267)	(9,387)

FINANCING ACTIVITIES:
Principal payments under long-term financing agreements	(8,590)	(1,734)
Recapitalization – equity contribution	21,747	—
Debt issuance costs	(3,616)	—
Recapitalization – repurchase of stock options	(7,880)	—
Distribution on behalf of Parent	(1,640)	—
Borrowings of long-term debt	10,152	900
Net cash provided by (used in) financing activities	10,173	(834)

NET INCREASE (DECREASE) IN CASH	3,381	(3,427)
CASH—Beginning of period	8,048	3,981

CASH—End of period	$11,429	$554

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,556	$6,374

Cash paid for income taxes—net	$351	$4,367
NONCASH ACTIVITY:
Recapitalization – repurchase of common stock funded by the Parent	$226	$—

Future tax benefit due to Seller in:
Other current assets	$(5,985)	$—
Other current liabilities	$7,073	$—
Other long-term liabilities	$2,004	$—
Deferred income taxes	$2,945	$—
Capital expenditures in accounts payable	$339	$363

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

2. SIGNIFICANT ACCOUNTING POLICIES

Inventories—Inventories consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$11,541	$12,270
Work in process	4,408	4,768
Finished goods	4,239	5,037
LIFO adjustment	283	(575)
	$20,471	$21,500

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market. The remainder of the inventory is valued under the first-in, first-out method (“FIFO”). As of June 30, 2007 and December 31, 2006, inventory on the LIFO method represented 65% and 61%, respectively, of consolidated inventories.

Goodwill—The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. In part, SFAS No. 142 states that companies are no longer required to amortize goodwill but instead must evaluate goodwill for impairment at least annually.  The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year. Fair value is measured using a market multiple valuation method.  The carrying amount of goodwill increased from $108.7 million at December 31, 2006 to $112.7 million at June 30, 2007 due to an accelerated Dimension Moldings, Inc. earn-out payment as a result of the change in control caused by the Merger.

Customer Relationship—Customer relationships relate to intangible assets recorded in the Grand Valley and Dimension Moldings, Inc. acquisitions for relationships with a significant customer. The original cost of these customer relationships is $16.6 million, and the related accumulated amortization as of June 30, 2007 is $4.2 million.  The intangible assets are being amortized over the estimated life of 10 years. Amortization for the six-month period ended June 30, 2007 was $829,000.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

2007	$1,658
2008	1,657
2009	1,658
2010	1,657
2011	1,658
2012-2015	4,951

Noncompete Agreement—Noncompete agreements primarily relate to agreements with the former owners of Brentwood, Grand Valley, and Dimension Moldings, Inc. The original cost of these noncompete agreements is $2.4 million, and the related accumulated amortization as of June 30, 2007 is $2.2 million.  Noncompete rights are being amortized over the applicable terms of the agreements (5 years, 7 years, and 5 years respectively), and are expected to be fully amortized by July 2007, April 2011, and July 2010 respectively. Amortization for the six-month period ended June 30, 2007 was $232,000.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

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

As a result of the implementation of FIN 48, the Company recognized a $1.4 million decrease in the liability for uncertain tax positions which, as required, was accounted for as an increase to the January 1, 2007 balance of retained earnings.  In addition, the following information required by FIN 48 is provided:

•                                                    Unrecognized tax benefits were approximately $113,000 and $115,000 as of January 1, 2007 and June 30, 2007, respectively.  If these unrecognized tax benefits were recognized approximately $115,000 would impact the effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

•                                                    The Company recognizes interest expense and penalties related to the above unrecognized tax benefit within income tax expense.  The Company had accrued interest and penalties of approximately $22,000 and $24,000 as of January 1, 2007 and June 30, 2007, respectively.

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

Stock Options—In April 2003, the 2003 Stock Option and Grant Plan (“2003 Plan”) was approved by the stockholders of the Company. The 2003 Plan allowed the granting of both incentive stock options and nonqualified stock options. Under the terms of the 2003 Plan, a maximum of 2,500,000 shares of stock, subject to adjustment, were made available for awards to officers, employees, directors, consultants, and other key persons of the Company. Awards included, but were not limited to, stock options, restricted stock, unrestricted stock awards, and substitute performance awards.  Option awards were generally granted with an exercise price equal to the calculated fair market value of the company’s stock.  Options generally vested over four years and had 10-year contractual terms.  On May 31, 2006, the 2003 Plan was amended by the Board to provide for the issuance of an additional 500,000 options for a total of 3,000,000 options.  The stockholders approved the amendment on June 8, 2006.  As a result of the Merger, the 2003 Plan was terminated on January 9, 2007.  In addition, all of the options, which were outstanding at the time of the Merger were deemed to be fully vested and then terminated on January 9, 2007.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS No. 159), which becomes effective for fiscal periods beginning after November 15, 2007, the Company’s fiscal year 2008. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The Company has not determined the impact, if any, the adoption of this statement will have on its financial condition or results of operations.

3. ACQUISITIONS

On July 28, 2005, the Company acquired substantially all of the assets of a moldings manufacturing company operating under the name of Dimension Moldings, Inc.  The Company paid a cash purchase price at closing of $9.3 million.  In addition, the Company was required to pay up to an aggregate of $7.0 million if certain earnings targets are met at the end of each calendar year from 2005 to 2010, which may be accelerated upon certain events.  The Company paid $2.0 million of the earn-out consideration in the first quarter 2006.  As a result of the change in control caused by the Merger, the remaining $5.0 million potential earn-out obligation was accelerated and paid on January 9, 2007, which included the $1.0 million accrued on June 30, 2006.  As a result of the additional earn-out consideration paid, the total purchase price, including earn-out or acceleration obligations, resulted in goodwill of $5.1 million due to the purchase price in excess of the net assets acquired.  The acquired assets of Dimension Moldings, Inc. are now operated and owned by Woodcraft Industries, Inc., the Company’s subsidiary.

On January 9, 2007, the Company was acquired by Parent, a newly formed investment entity controlled by Olympus, in the Merger.  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the Merger was approximately $295.5 million, less indebtedness and certain expenses, and subject to customary adjustments.  The aggregate purchase price and related fees and expenses were funded by new credit facilities and private offerings of debt and equity securities by Parent and the Company.  The Merger has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.

In conjunction with the Merger, the Company entered into a new senior credit facility (the “New Senior Credit Facility”), with Credit Suisse, Cayman Islands Branch, which provided for (i) a senior secured first lien term loan facility in an aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, (the “Revolving Facility” and, together with the First Lien Term Facility, the “First Lien Facilities”) of which $10.0 million is available through a subfacility in the form of letters of credit.  Subject to certain conditions, the First Lien Term Facility may be increased by up to $30.0 million during the life of the First Lien Term Facility at the request of the Company with the consent from those lenders that agree to participate in such increase.  Subject to the foregoing, effective as of April 30, 2007, no additional borrowings are available under the First Lien Term Facility beyond the $9.8 million which was outstanding at March 31, 2007.  As of June 30, 2007, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  As of June 30, 2007 borrowings of $9.4 million were outstanding under the First Lien Term Facility, and nothing was outstanding under the Revolving Facility.  The outstanding principal of such indebtedness bears interest at a fluctuating rate equal to either the base rate plus an applicable margin per annum or LIBOR plus an applicable margin.  The New Senior Credit Facility is scheduled to mature January 2013.

In conjunction with the Merger, the Parent entered into Note Purchase Agreements with OCM Mezzanine Fund II, L.P. and Olympus Growth Fund IV, L.P.  The Note Purchase Agreement with OCM Mezzanine Fund II, L.P. consisted of $43.0 million senior pay-in-kind notes with no required principal amortization.  The Note Purchase Agreement with Olympus Growth Fund IV, L.P. consisted of $43.0 million junior pay-in-kind notes with no required principal amortization.  These notes (the “Parent Notes”) are scheduled to mature in April 2012.  During the term of the Parent Notes, Parent is able at its option to pay interest on the Parent Notes through the issuance of additional notes. The Company is not liable for, and has not otherwise guaranteed, any of the obligations of Parent with respect to the Parent Notes.  The Company is, however, subject to a number of restrictive covenants under the Note Purchase Agreements. In addition, the Company is limited in its ability to pay dividends or otherwise make distributions to Parent under the New Senior Credit Facility and the indenture governing the $120.0 million of 10% Senior Notes due 2012 (the “10% Senior Notes due 2012”).  The Parent Notes are not reflected in the Company’s consolidated balance sheet due to the significance of the public debt holders’ influence on the Company’s ability to control the form of ownership.  Effective as of June 13, 2007, the Parent issued an additional $20.0 million of Parent Notes to Olympus Growth Fund IV, L.P. , and purchased $20.0 million of Parent Notes from OCM Mezzanine Fund II, L.P.

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

The Company recorded expenses of $9.9 million in the six months ended June 30, 2007 related to the Merger.  These expenses comprised $1.0 million of compensation expense related to accelerated vesting of stock options, $0.2 million of employer related payroll taxes for the accelerated vesting of stock options, $1.3 million of transaction incentive expenses, $7.0 million of transaction costs and $0.4 million of deferred financing costs related to refinanced indebtedness.  In addition to these amounts, the Company capitalized $4.0 million of transaction costs into goodwill related to the accelerated earn-out, and $3.6 million of deferred financing costs relating to the New Senior Credit Facility.  Parent made a capital contribution of $21.7 million to the Company in connection with these transaction costs.

  4. RELATED-PARTY TRANSACTIONS

The Company has noncompete agreements with the former owners of Brentwood, Grand Valley, and Dimension Moldings, Inc.

Parent has a management services agreement with an affiliate of the Parent’s largest stockholder, Olympus Partners.  Parent is obligated to pay a transaction fee to the affiliate for services provided for each financing, refinancing, acquisition, or similar nonrecurring transaction.  Parent paid approximately $3.0 million to this affiliate for services related to the Merger, of which, $0.7 million was recorded as deferred financing fees on the Company’s financial statements, while the remaining $2.3 million was recorded on the Parent’s financial statements.  In addition, the affiliate will be paid $0.6 million annually by Parent for ongoing services provided to the Parent and Company.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

The following table outlines, for the three months ended June 30, 2007 and for the three months ended June 30, 2006, selected operating data derived from our condensed consolidated statements of operations and presents this information as a percentage of net sales:

	WII Components, Inc.
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
	(dollars in thousands)
Net sales	$67,776	$75,761
% of net sales	100.0%	100.0%
Cost of sales	54,105	62,631
% of net sales	79.8%	82.7%

Gross profit	13,671	13,130
% of net sales	20.2%	17.3%
Operating expenses	4,167	4,466
% of net sales	6.1%	5.9%

Operating income	9,504	8,664
% of net sales	14.0%	11.4%
Other expenses (income):
Interest expense	3,832	3,546
% of net sales	5.7%	4.7%
Other income, net	(96)	(7)
% of net sales	-0.1%	-0.0%
Income tax provision	3,787	2,069
% of net sales	5.6%	2.7%

Net income	1,981	3,056
% of net sales	2.9%	4.0%

Net sales.  Net sales decreased $8.0 million, or 10.6%, from $75.8 million for the three months ended June 30, 2006 to $67.8 million for the three months ended June 30, 2007.  Sales in our hardwood and engineered wood product line decreased $5.5 million and $2.5 million, respectively.  These decreases are attributable to a combination of (i) an overall slowdown in the market that began in the third quarter 2006, (ii) lower selling prices in conjunction with lower material costs, and (iii) to a lesser extent, a reduction due to the loss of market share on a hardwood door program in 2007.

Cost of sales.  Cost of sales decreased $8.5 million, or 13.6%, from $62.6 million for the three months ended June 30, 2006 to $54.1 million for the three months ended June 30, 2007.  This decrease in cost of sales is primarily attributable to lower material, labor and overhead costs as a result of lower volume of sales, but other factors include; (i) improved operational performance related to yield and labor productivities, (ii) lower stock compensation expense, and (iii) lower hardwood material costs. These were partially offset by increased multi-density fiber board and particle board costs related to our engineered wood products line.

Gross profit.  Gross profit increased $0.5 million, or 3.8%, from $13.2 million for the three months ended June 30, 2006 to $13.7 million for the same period in 2007. As a percentage of net sales, our gross profit increased 290 basis points from 17.3% for the three months ended June 30, 2006 to 20.2% for the same period in 2007.  This increase reflects (i) improved operational performance, (ii) lower stock compensation expense, and (iii) lower hardwood material costs.  This increase was partially offset with board cost increases related to our engineered wood product line.

Operating expenses.  Operating expenses decreased $0.3 million, or 6.7%, from $4.5 million for the three months ended June 30, 2006 to $4.2 million for the same period in 2007.  The decrease consists of (i) lower salaries due to eliminated positions and (ii) lower stock compensation expense.  These decreases were partially offset by higher professional fees.

Operating income.  Operating income increased by $0.8 million, or 9.2%, from $8.7 million for the three months ended June 30, 2006 to $9.5 million for the three months ended June 30, 2007 as a result of the net effect of the factors described above.

Interest expense.  Interest expense increased $0.3 million, or 8.6%, from $3.5 million for the three months ended June 30, 2006 to $3.8 million for the three months ended June 30, 2007. This increase relates to (i) increased expense of deferred financing fees in connection with the Merger, and (ii) a higher average debt balance due to the additional debt assumed in conjunction with the Merger.

Other income.  Other income was $7,000 and $96,000 for the three months ended June 30, 2006 and June 30, 2007, respectively.  This income is from interest received from our interest bearing accounts.

Income tax provision.  Income tax expense increased $1.7 million, or 81.0%, from an income tax expense of $2.1 million for the three months ended June 30, 2006 to an income tax expense of $3.8 million for the three months ended June 30, 2007 as a result of higher earnings. The effective tax rate increased from 40.4% in 2006 to 65.7% in 2007 due to permanent differences associated with the Merger.

Net income.  Net income decreased $1.1 million, or 35.5%, from net income of $3.1 million for the three months ended June 30, 2006 to $2.0 million for the three months ended June 30, 2007 as a result of the factors described above.

Results of Operations

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

The following table outlines, for the six months ended June 30, 2007 and for the six months ended June 30, 2006, selected operating data derived from our condensed consolidated statements of operations and presents this information as a percentage of net sales:

	WII Components, Inc.
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(dollars in thousands)
Net sales	$128,782	$152,102
% of net sales	100.0%	100.0%
Cost of sales	104,362	126,316
% of net sales	81.0%	83.0%

Gross profit	24,420	25,786
% of net sales	19.0%	17.0%
Operating expenses	17,378	9,227
% of net sales	13.5%	6.1%

Operating income	7,042	16,559
% of net sales	5.5%	10.9%
Other expenses (income):
Interest expense	7,856	6,968
% of net sales	6.1%	4.6%
Other income, net	(147)	(28)
% of net sales	-0.1%	0.0%
Income tax (benefit) provision	(307)	3,897
% of net sales	-0.2%	2.5%

Net (loss) income	(360)	5,722
% of net sales	-0.3%	3.8%

Net sales.  Net sales decreased $23.3 million, or 15.3%, from $152.1 million for the six months ended June 30, 2006 to $128.8 million for the six months ended June 30, 2007.  Sales in our hardwood and engineered wood product line decreased $17.5 million and $5.8 million, respectively.  These decreases are attributable to a combination of (i) an overall slowdown in the market that began in the third quarter 2006, (ii) a greater effect due to the seasonality in the first quarter 2007 as our customers were not operating above their capacities as they were in 2006, (iii) lower selling prices in conjunction with lower material costs, and (iv) to a lesser extent, a reduction due to the loss of market share on a hardwood door program in 2007.

Cost of sales.  Cost of sales decreased $21.9 million, or 17.3%, from $126.3 million for the six months ended June 30, 2006 to $104.4 million for the six months ended June 30, 2007.  This decrease in cost of sales is primarily attributable to lower material, labor and overhead costs as a result of lower volume of sales, but other factors include; (i) improved operational performance related to yield and labor productivities, (ii) lower stock compensation expense, and (iii) lower hardwood material costs. These were partially offset by (i) increased multi-density fiber board and particle board costs related to our engineered wood products line and (ii) transaction incentives incurred in connection with the Merger.

Gross profit.  Gross profit decreased $1.4 million, or 5.4%, from $25.8 million for the six months ended June 30, 2006 to $24.4 million for the same period in 2007. As a percentage of net sales, our gross profit increased 200 basis points from 17.0% for the six months ended June 30, 2006 to 19.0% for the same period in 2007.  This increase reflects (i) improved operational performance, (ii) lower stock compensation expense, and (iii) lower hardwood material costs.  This increase was partially offset with (i) board cost increases related to our engineered wood product line and (ii) transaction incentive costs incurred in connection with the Merger.

Operating expenses.  Operating expenses increased $8.2 million, or 89.1%, from $9.2 million for the six months ended June 30, 2006 to $17.4 million for the same period in 2007.  The increase consists of approximately (i) $7.2 million of transaction expenses related to the Merger, (ii) $0.5 million related to efforts to refinance a portion of the outstanding debt, and (iii) $1.0 million in transaction incentives incurred in connection with the Merger.   These were partially offset with (i) lower salaries due to eliminated positions, (ii) lower stock compensation expense, and (iii) lower incentive expenses.

Operating income.  Operating income decreased by $9.6 million, or 57.8%, from $16.6 million for the six months ended June 30, 2006 to $7.0 million for the six months ended June 30, 2007 as a result of the net effect of the factors described above.

Interest expense.  Interest expense increased $0.9 million, or 12.9%, from $7.0 million for the six months ended June 30, 2006 to $7.9 million for the six months ended June 30, 2007. This increase relates to (i) increased expense of deferred financing fees in connection with the Merger, and (ii) a higher average debt balance due to the additional debt assumed in conjunction with the Merger.

Other income.  Other income was $28,000 and $147,000 for the six months ended June 30, 2006 and June 30, 2007, respectively.  This income is from interest received from our interest bearing accounts.

Income tax provision.  Income tax expense decreased $4.2 million, or 107.7%, from an income tax expense of $3.9 for the six months ended June 30, 2006 to an income tax benefit of $0.3 million for the six months ended June 30, 2007 as a result of lower earnings. The effective tax rate increased from 40.5% in 2006 to 46.0% in 2007 due to permanent differences associated with the Merger.

Net income.  Net income decreased $6.1 million, or 107.0%, from net income of $5.7 million for the six months ended June 30, 2006 to a net loss of $0.4 million for the six months ended June 30, 2007 as a result of the factors described above.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our existing senior secured credit facilities.

Refinancing. On February 18, 2004, we issued the 10% Senior Notes due 2012, and paid the entire outstanding balance of our old senior secured credit facility and terminated the related credit agreement.  Our existing senior credit facility (which is referred to herein as the “2005 Senior Credit Facility”) was amended and restated in September 2005, providing for revolving credit of up to $40.0 million subject to a borrowing base, a $7.5 million nonamortizing term loan, and a $7.5 million nonamortizing capital expenditure loan to be drawn upon through June 30, 2006.  As of June 30, 2006, the nonamortizing capital expenditure loan had expired.  The outstanding principal bore interest at a fluctuating rate equal to either the base rate plus 2 3/4% per annum or LIBOR plus 3.0% per annum.  The 2005 Senior Credit Facility was terminated, and all outstanding borrowings thereunder repaid, on January 9, 2007 in connection with the Merger.

In conjunction with the Merger on January 9, 2007, the Company entered into a new senior credit facility (the “New Senior

Credit Facility”), with Credit Suisse, Cayman Islands Branch, which provided for (i) a senior secured first lien term loan facility in an aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, (the “Revolving Facility” and, together with the First Lien Term Facility, the “First Lien Facilities”) of which $10.0 million is available through a subfacility in the form of letters of credit.  Subject to certain conditions, the First Lien Term Facility may be increased by up to $30.0 million during the life of the First Lien Term Facility at the request of the Company with the consent from those lenders that agree to participate in such increase.  Subject to the foregoing, effective as of April 30, 2007, no additional borrowings are available under the First Lien Term Facility beyond the $9.8 million outstanding at March 31, 2007.  As of June 30, 2007, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  As of June 30, 2007 borrowings of $9.4 million were outstanding under the First Lien Term Facility, and nothing was outstanding under the Revolving Facility.  The outstanding principal of such indebtedness bears interest at a fluctuating rate equal to either the base rate plus 1.75% per annum or LIBOR plus 2.75% per annum.  We must comply with certain financial covenants under our New Senior Credit Facility, including maintenance of an interest coverage ratio, a senior leverage ratio and a total leverage ratio.  We were in compliance with such covenants as of June 30, 2007.  The New Senior Credit Facility is scheduled to mature January 2013.

In conjunction with the Merger, the Parent entered into Note Purchase Agreements with OCM Mezzanine Fund II, L.P. and Olympus Growth Fund IV, L.P.  The Note Purchase Agreement with OCM Mezzanine Fund II, L.P. consisted of $43.0 million senior pay-in-kind notes with no required principal amortization.  The Note Purchase Agreement with Olympus Growth Fund IV, L.P. consisted of $43.0 million junior pay-in-kind notes with no required principal amortization.  These notes (the “Parent Notes”) are scheduled to mature in April 2012.  During the term of the Parent Notes, Parent is able at its option to pay interest on the Parent Notes through the issuance of additional notes. The Company is not liable for, and has not otherwise guaranteed, any of the obligations of Parent with respect to the Parent Notes.  The Company is, however, subject to a number of restrictive covenants under the Note Purchase Agreements. In addition, the Company is limited in its ability to pay dividends or otherwise make distributions to Parent under the New Senior Credit Facility and the indenture governing the $120.0 million of 10% Senior Notes due 2012 (the “10% Senior Notes due 2012”).  The Parent Notes are not reflected in the Company’s consolidated balance sheet due to the significance of the public debt holders’ influence on the Company’s ability to control the form of ownership.  Effective as of June 13, 2007, the Parent issued an additional $20.0 million of Parent Notes to Olympus Growth Fund IV, L.P., and purchased $20.0 million of Parent Notes from OCM Mezzanine Fund II, L.P.

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

As of June 30, 2007, we had $0.9 million of capital lease obligations, of which $0.5 million was current and as of December 31, 2006, we had $1.1 million of capital lease obligations, of which $0.6 million was current.

As of June 30, 2007, we had $11.4 million of cash and cash equivalents available for any corporate purposes, compared to $0.6 million as of June 30, 2006.

Cash flow from operating activities.  Cash provided by operating activities for the six months ended June 30, 2007 was $1.5 million, while cash provided by operating activities for the six months ended June 30, 2006 was $6.8 million.  The increased use of cash for operating activities is mainly attributable to (i) lower net income and (ii) increased days of inventory on hand.

Cash flow from investing activities.  Net cash used in investing activities was $8.3 million for the six months ended June 30, 2007 and $9.4 million for the six months ended June 30, 2006. Capital expenditures in the six months ended June 30, 2007 were $4.3 million compared to $9.5 million for the six months ended June 30, 2006.  The decrease in capital expenditures in 2007 is primarily due to (i) the expansion of our St. Cloud door plant in 2006, and (ii) the acquisition of equipment for our roughmill facility in Greenville, Pennsylvania, most of which was paid in 2006.  Net cash used in investing activities for the six months ended June 30, 2007 includes $4.0 million due to an accelerated Dimension Moldings, Inc. earn-out payment in conjunction with the Merger.

Cash flow from financing activities.  Net cash provided by financing activities for the six months ended June 30, 2007 totaled $10.2 million primarily due to (i) capital contributions of $21.7 million that funded debt issuance costs of $3.6 million and stock option payments of $7.9 million, (ii) borrowings of long-term debt under the New Senior Credit Facility of $10.2 million that funded the payoff of the 2005 Senior Credit Facility of $7.5 million, (iii) capital lease payments of $0.2 million, (iv) principal payments on the New Senior Credit Facility of $0.8 million, and (v) a distribution on behalf of the Parent for costs in conjunction with the Merger or ongoing operations of $1.6 million.  Net cash used in financing activities for the six months ended June 30, 2006 totaled $0.8 million, primarily attributable to capital lease payments.

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

Interest rate risk.  We are exposed to market risk relating to changes in interest rates in respect of a portion of our long-term debt and a portion of our capital leases. As of June 30, 2007, we had $9.4 million outstanding under the First Lien Term Facility, which bears interest at variable rates.  In addition, as of that date, we had approximately $0.6 million of capital leases that bear interest at variable rates. We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2007. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2007, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Chief Executive Officer and Chief Financial Officer have also concluded that controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.  We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

In addition, the following Risk Factor should be considered prior to making an investment decision with respect to the Company’s securities:

If the current slowdown in the home building, repair and remodeling industry continues for an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.  The Company derives a significant portion of its revenue as a result of the demand for its products created by the building of new homes, and repair and remodeling of existing homes.  During the third quarter of 2006, the home building, repair and remodeling industry experienced a slowdown as a result of general economic conditions.  This slowdown has continued into 2007, and has had a negative impact on our results of operations for the six months ended June 30, 2007.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

WII COMPONENTS, INC.

Dated: August 10, 2007	By:
/s/ John Fitzpatrick
John Fitzpatrick
President and Chief Executive Officer
(Principal Executive Officer)
Dated: August 10, 2007
/s/ Dale B. Herbst
Dale B. Herbst
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)