Form 10-K
period 2007-12-31
WII Components, Inc.
filed 2008-03-28
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company filer:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2007: not applicable.

As of March 17, 2008, 100 shares of common stock of the registrant, $.01 par value per share, were issued and outstanding (all of which are owned by WII Holding, Inc.).

DOCUMENTS INCORPORATED BY REFERENCE:   None.

WII COMPONENTS, INC.

FORM 10-K

Year Ended December 31, 2007

ACCESS TO REPORTS

Investors may obtain access free of charge to the WII Components, Inc. annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports by visiting the WII Components web site at www.wiicomponents.com.  These reports will be available as soon as reasonably practicable following electronic filing with, or furnishing to, the Securities and Exchange Commission.

                In this report, the terms “WII Components,” “we,” “our” or “us” refer to WII Components, Inc. and its subsidiaries on a consolidated basis and their respective predecessors, unless otherwise indicated or the context otherwise requires.  In April 2003, WII Components, Inc. was formed by a group of investors to acquire Woodcraft Industries, Inc., or Woodcraft, and its subsidiaries, PrimeWood, Inc., or PrimeWood, and Brentwood Acquisition Corp., or Brentwood.  On January 9, 2007, WII Components, Inc. became a wholly owned subsidiary of WII Holding, Inc., a newly formed investment entity controlled by Olympus Growth Fund IV, L.P. and Olympus Executive Fund, L.P., each of which is an investment fund managed by Olympus Partners.  WII Components conducts all of its operations through its direct subsidiary, Woodcraft, and its indirect subsidiaries, PrimeWood, Brentwood and Grand Valley Acquisition, Inc., or Grand Valley.  Grand Valley was merged with and into Woodcraft Industries, Inc. on December 31, 2006.

PART I

Item 1. Business

Our Company

                We believe we are one of the leading manufacturers of hardwood cabinet doors, hardwood components and engineered wood products in the United States.  We generate approximately 94% of our sales from the kitchen and bath cabinet manufacturing industry.  We believe our reputation for high quality and reliable performance has enabled us to establish strong, long-standing relationships with our customers, which include most of the top cabinet manufacturers in the United States.  Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders.  We generated net sales of approximately $55.6 million for the three months ended December 31, 2007 and approximately $249.3 million for the year ended December 31, 2007.

                We believe that we have one of the broadest product offerings of doors and related components for the kitchen and bath cabinet manufacturing industry.  Our products include: (1) hardwood cabinet door components, face frames and drawer fronts, (2) fully assembled hardwood cabinet doors, (3) rigid thermofoil, or RTF, cabinet doors and components, (4) veneer raised panels, or VRPs, and (5) a variety of laminated and profile-wrapped components.  We produce over 100,000 SKUs for our customers, representing a wide array of styles, sizes, designs and wood species.  In addition, we offer a variety of value-added services for our customers, such as new product design and development and kitchen-at-a-time manufacturing, or KAT, a small batch production process that enables us to deliver semi-custom doors and components on a quick-turnaround basis.

                We operate thirteen manufacturing facilities located in Minnesota, North Dakota, Ohio, Oregon, Pennsylvania, Kansas, North Carolina, Washington, Utah and Kentucky that allow us to distribute our products nationwide.  In 2005, we acquired substantially all of the assets of Dimension Moldings, Inc., and as a result of the acquisition we commenced operations at a second Ohio facility located in Middlefield, Ohio.  In 2005, we also acquired a rough mill facility in Greenville, Pennsylvania and commenced operations at a manufacturing facility in Lansing, Kansas.  In 2007, we commenced operations at manufacturing facilities in West Jordan, Utah and Monroe, Washington.  In the first quarter 2008, we commenced operations at a manufacturing facility in Conover, North Carolina.  We have made substantial capital investments to broaden the scope of our manufacturing operations from rough milling through final production, which maximizes our yield from raw materials and allows us to meet the short lead time requirements of our customers.  Our technical knowledge and expertise with respect to the entire production process enable us to meet the specifications and delivery time demands of our customers for almost any style of cabinet doors or components with high quality standards at a competitive cost.  We believe we offer customers among the shortest lead times in the industry, an important criterion in our customers’ procurement decisions.

                Our senior management team has an average of 17 years of industry experience and 16 years with our Company.  Our President and Chief Executive Officer, John Fitzpatrick, has over 25 years of experience in managing manufacturing-based companies and has led our senior management team since July 2000.

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

                On January 9, 2007, WII Holding, Inc. (“Parent”), acquired all of the outstanding capital stock of WII Components, Inc. through the merger of a newly formed wholly owned subsidiary of Parent with and into WII Components, Inc. (the “Transaction”).  Parent is a newly formed investment entity controlled by Olympus Growth Fund IV, L.P. and Olympus Executive Fund, L.P., each of which is an investment fund managed by Olympus Partners, a private equity firm headquartered in Stamford, Connecticut.

Customers

                We have been servicing our top ten customers for an average of approximately 17 years, with a minimum of four years.  In 2007, sales to Masco Corporation and Elkay accounted for 36% and 18%, respectively, of our net sales.  No other customer accounted for more than 10% of our sales in 2007.  We have experienced significant volume growth in the past five years with most of our top ten customers due to both market share gains and growth experienced by our customers.

Sales and Marketing

                Substantially all of our sales are made directly to cabinet manufacturers without the use of third party sales representatives or distributors.  Our sales and marketing group is organized primarily by product and geography.  The group includes a sales director for all product lines, a marketing director for hardwood products, a marketing director for engineered woods, and four account managers.  Over the past few years, our sales and marketing efforts have been focused on strengthening relationships with our most important customers and introducing new products to targeted markets.  Due to our long-standing relationships with our key customers, sales and marketing involves relationships at multiple levels with our customers.  Accordingly, our internal sales force works closely with our manufacturing and marketing personnel to develop new opportunities in our core kitchen and bath market, which accounted for approximately 94% of our sales in 2007, as well as our other markets, including store fixtures.  In 2007, approximately 99.2% of our net revenues resulted from sales in the United States, while the balance of approximately 0.8% resulted from sales in Canada & Mexico.

                We do not rely on imported product components for any significant portion of our business.  However, we do purchase imported components for use in our domestic manufacturing process and for direct sale to our customers.  In 2007, our sales of imported products accounted for less than 1% of our total sales.

Supply of Raw Materials

                The primary raw materials we purchase are green, kiln-dried, and semi-processed hardwood lumber, MDF, hardwood veneer and PVC foil.  Hardwood lumber accounts for the largest portion of our material costs.  We purchase our lumber directly from hardwood mills, which allows us to both leverage our scale and avoid the costs associated with intermediaries.  We purchase from a network of over 50 regional mills throughout the Northern and Appalachian hardwood forest areas in close proximity to our manufacturing facilities.  No single supplier accounted for more than 8% of our material purchases in 2007, and we are not dependent on any single supplier for any raw material product.  Our top ten suppliers accounted for approximately 39% of the key raw materials we purchased in 2007.

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

Competition

                We operate in the highly competitive kitchen and bath cabinet door and component industry.  Our competitors include other independent kitchen and bath cabinet door and component manufacturers and vertically integrated cabinet manufacturers who produce their own doors and components.  We estimate that the cabinet door and component market segment in which we compete represented approximately $2.1 billion of the overall U.S. cabinet market in 2007.  We believe that independent cabinet door and component manufacturers, like us, accounted for approximately $1.1 billion of this segment in 2007, while vertically integrated cabinet manufacturers accounted for the remainder.

                We are one of the three largest manufacturers in the independent cabinet component industry.  We believe that in 2007 we accounted for approximately 24% of total outsourced cabinet door and component market sales, and, based on publicly available information, together with Conestoga Wood Products and Appalachian Wood Products, our principal competitors, we accounted for approximately 49% of this market in 2007.

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

Employees

                As of December 31, 2007, we had approximately 1,674 full-time employees, 49 part-time employees, and 74 independent contractors.  Currently, none of our employees are covered by a collective bargaining agreement.

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

                Sales to the kitchen and bath cabinet market accounted for approximately 94% of our total sales for the year ended December 31, 2007.  Sales in this market are driven by new home construction and home repair and remodeling activity.  New home construction and repair and remodeling activity may be significantly affected by changes in economic and other conditions, such as gross domestic product levels, employment levels, demographic trends, availability of financing, interest rates and consumer confidence.  These factors can negatively affect the demand for our products.  Any deterioration in these factors could have a material adverse effect on our business, financial condition and results of operations.

The Company derives a significant portion of its revenue as a result of the demand for its products created by the building of new homes, and repair and remodeling of existing homes.  During the last 18 months, the home building, repair and remodeling industry experienced a slowdown as a result of general economic conditions.  Based on the Kitchen Cabinet Manufacturers Association data for 2007, the kitchen cabinet market is estimated to be down approximately 12%, and this slowdown has had a negative effect on our sales and income from operations.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.

We are dependent on major customers for a significant portion of our net sales.

                For the year ended December 31, 2007, our top ten customers accounted for approximately 84% of our net sales.  During this period, our two largest customers accounted for approximately 54% of our net sales.  The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could have a material adverse effect on our results of operations.  The ongoing trend toward consolidation in the cabinet manufacturing market in which our customers operate could increase the concentration of our sales and therefore increase these risks.

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

                Our profitability is affected by the prices of our raw materials, which may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, competition and, in some cases, government regulation.  The prices for the hardwood species we use in production of our hardwood doors and components are subject to some volatility.  In the past calendar year the price of hard maple, the primary hardwood specie we use, (accounting for approximately 46% of our lumber purchases) decreased by approximately 24%, and the price of cherry, (accounting for approximately 24% of our lumber purchases) decreased by 1%.  We have no long-term supply contracts for the raw materials used in the manufacture of our products.  This means that we are subject to changes in the prices charged by our suppliers.  Significant increases in the prices of raw materials could materially adversely affect our business, financial condition and results of operations, especially if we are not able to recover these costs by increasing the prices we charge our customers for our products.  In 2007, the U.S. kitchen and bath cabinet industry relied heavily on domestic maple, which is of a higher quality than imported maple.  A shortage in the supply of domestic maple or certain other species of lumber could increase prices for these raw materials, which could also have a material adverse effect on our business, financial condition and results of operations.  We have attempted to pass through cost increases to our customers, but the price increases may not fully offset the effects of increasing raw material costs.

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

                We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our production processes.  As we grow our businesses, we may have to incur significant capital expenditures.  We may not have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or the amount of future capital expenditures may be materially in excess of our anticipated or current expenditures.  If we are unable to make necessary capital expenditures, our product offering may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could negatively impact our business, financial condition and results of operations.

Increases in the cost of labor, union organizing activity and work stoppages at our facilities could materially affect our business.

                Our business is labor intensive.  As a result, our financial performance is affected by the availability of qualified personnel and the cost of labor.  Currently, none of our employees are represented by labor unions.  However, there could be strikes or other types of conflicts with personnel that may arise or we could become a target for union organizing activity.  Strikes, work stoppages or slowdowns could result in slowdowns or closures of our or our suppliers’ facilities.  In addition, organizations responsible for shipping our products may be impacted by strikes.  Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

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

                As of March 17, 2008, Parent owned 100% of our outstanding voting capital stock and Olympus Growth Fund IV, L.P. and Olympus Executive Fund, L.P. (each of which is an investment fund managed by Olympus Partners) collectively owned 86.53% of the outstanding voting capital stock of Parent.  For ease of reference, we sometimes collectively refer to Olympus Growth Fund IV, L.P. and Olympus Executive Fund, L.P. herein as the “Olympus Funds”.  Olympus  Growth Fund IV, L.P. has the ability to control the election of our Board of Directors and the election of the board of directors of Parent and, by virtue of its ownership in Parent and certain contractual voting rights set forth in the Parent Stockholders Agreement among the current stockholders of Parent, the outcome of other issues submitted to the stockholders for approval.  See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  We cannot assure you that the interests of Olympus Growth Fund IV, L.P.  will not conflict with the interests of the holders of our Senior Notes.  In particular, Olympus Growth Fund IV, L.P.  may cause a change of control at a time when we do not have sufficient funds to repurchase the notes, or to repay our New Senior Credit Facility.

Item 1B. Unresolved Staff Comments

                None.

Item 2. Properties

                Our headquarters are located in St. Cloud, Minnesota.  We own eight and lease five manufacturing facilities.  We believe that our facilities are currently operating at approximately 65-70% of overall plant capacity.  We intend to increase current levels of capacity utilization while handling an increased volume of sales.  In addition, we have increased capacity over time through increases in operating efficiencies and growth investments at our hardwood component, door and engineered woods facilities.  We expanded our Molalla, Oregon plant in 2004 to create additional capacity for customers located on the West Coast.  In 2006, we completed the expansions of our (i) Cabinet Door plant in St. Cloud, Minnesota to create additional door manufacturing capacity, and (ii) Greenville, Pennsylvania facility to add incremental capacity for lumber drying and roughmilling.  In 2007, we completed the expansion of leased facilities in West Jordan, Utah and Monroe, Washington to add incremental door manufacturing capacity.  In the first quarter 2008, we completed the expansion of a leased facility in Conover, North Carolina to add incremental door manufacturing capacity.

                Our Woodcraft subsidiary operates three facilities in Minnesota, two of which are located in St. Cloud and one of which is located in Foreston.  Our Minnesota facilities manufacture hardwood components, and one of our St. Cloud facilities also produces approximately 58% of our hardwood doors.  The hardwood door plant in St. Cloud includes high-volume hardwood door production together with flexible production cells required to respond to customer KAT orders.  Our Woodcraft division also has a fourth facility located in Bowling Green, Kentucky where we manufacture hardwood components for shipment to our Minnesota facilities and to selected customers in the eastern United States.  Our Woodcraft subsidiary in 2005 acquired a facility located in Middlefield, Ohio, which manufactures hardwood component moldings, and also purchased a facility located in Greenville, Pennsylvania, which manufactures hardwood components for shipment to our Minnesota, Bowling Green, and Middlefield facilities.  In 2007, our Woodcraft subsidiary completed an expansion in West Jordan, Utah to produce hardwood doors.  In the first quarter 2008, our Woodcraft subsidiary completed an expansion in Conover, North Carolina to produce hardwood doors.

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

                Our Brentwood subsidiary operates a manufacturing facility in Molalla, Oregon where we produce hardwood and RTF doors, primarily for distribution to our customers located on the West Coast.  Our Molalla facility focuses primarily on KAT production of custom and semi-custom products.  We acquired this facility in 2002 in connection with our acquisition of

Brentwood, Inc.  In 2007, our Brentwood subsidiary completed an expansion in Monroe, Washington to produce hardwood doors.

                Our former Grand Valley subsidiary (which is now part of Woodcraft) operates a manufacturing facility in Orwell, Ohio where we produce hardwood doors through KAT production, primarily for semi-custom products.  We acquired this facility in 2004 in connection with our acquisition of the former Grand Valley subsidiary.

                The following chart sets forth information regarding our headquarters and our thirteen manufacturing facilities:

Location	Primary Product Line	Square Footage	Description of Property Interest
St. Cloud, Minnesota	Headquarters	10,000	Owned
St. Cloud, Minnesota	Hardwood Doors	153,000	Owned
St. Cloud, Minnesota	Hardwood Components	157,450	Owned
Foreston, Minnesota	Hardwood Components	137,770	Owned
Bowling Green, Kentucky	Hardwood Components	116,880	Owned
Middlefield, Ohio	Hardwood Components	40,000	Leased
Greenville, Pennsylvania	Hardwood Components	80,000	Owned
Wahpeton, North Dakota	RTF Doors and Components, VRP	200,000	Owned
Lansing, Kansas	RTF Doors and Components	19,000	Leased
Molalla, Oregon	Hardwood and RTF Doors	100,000	Owned
Orwell, Ohio	Hardwood Doors	40,000	Owned
West Jordan, Utah	Hardwood Doors	40,000	Leased
Monroe, Washington	Hardwood Doors	18,000	Leased
Conover, North Carolina	Hardwood Doors	55,000	Leased

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

Item 4. Submission of Matters to Vote of Security Holders

                None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the common stock of WII Components, Inc.  As a result of the Transaction, WII Components, Inc. is a wholly owned subsidiary of Parent.

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

  As a result of the Transaction, all outstanding stock options were terminated and canceled on January 9, 2007, and there are currently no stock options of the Company issued and outstanding.

Parent issued Restricted Stock Agreements on August 31, 2007 and September 14, 2007 to certain Company management personnel totaling 55,219 shares of Parent common stock.  The fair value of the Parents common stock was considered contributed capital to the Company and had a fair value of approximately $397,023 on the date of the grant.  The restricted stock becomes fully vested after seven years, or earlier, if certain milestones, as defined, are met.

Item 6. Selected Financial Data

                The following table sets forth certain of our historical consolidated financial data. We refer to the Company prior to its acquisition by its former owners on April 9, 2003 as the “Predecessor.”  For accounting purposes, this acquisition was recorded with an effective date of April 1, 2003 and accounted for using the purchase method of accounting.  Therefore, the financial information for periods after April 1, 2003 may not be comparable to financial information for periods prior to April 1, 2003.  We refer to the Company after its acquisition by its former owners on April 9, 2003 as the “Successor”.  The 2007 Transaction was completed on January 9, 2007, and the Transaction has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.  The selected historical consolidated financial data as of and for the years ended December 31, 2007, 2006, 2005, and 2004; as of and for the three months ended March 31, 2003; and as of and for the nine months ended December 31, 2003 have been derived from our audited consolidated financial statements.  Historical results are not necessarily indicative of the results to be expected in the future.  You should read the following data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and accompanying notes included elsewhere in this annual report.

	Successor					Predecessor
	Year Ended December 31,				Nine Months Ended December 31,	Three Months Ended March 31,
	2007	2006	2005 (1)	2004 (2)	2003	2003
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$249,303	$285,633	$259,603	$203,066	$132,647	$40,980
Cost of sales	205,063	237,289	217,625	167,279	107,478	32,071
Gross profit	44,240	48,344	41,978	35,787	25,169	8,909
Total operating expenses (3)	24,096	18,024	14,805	12,643	8,490	4,188
Operating income	20,144	30,320	27,173	23,144	16,679	4,721
Interest expense	15,460	14,038	13,561	12,767	6,343	835
Other loss (income), net (4)	(453)	(88)	(50)	3,414	(68)	(28)
Income tax expense	2,096	6,627	5,487	2,684	3,852	1,404
Net earnings	$3,041	$9,743	$8,175	$4,279	$6,552	$2,510
Other Financial Data:
EBITDA (5)	$29,309	$38,334	$33,983	$25,801	$20,799	$6,032
EBITDA margin (6)	11.8%	13.4%	13.1%	12.7%	15.7%	14.7%
Depreciation and amortization (7)	$8,712	$7,926	$6,760	$6,071	$4,052	$1,283
Capital expenditures (8)	7,629	15,999	11,787	5,733	5,005	533
Net cash provided by operating activities	20,558	23,426	12,990	15,969	17,203	989
Balance Sheet (at end of period):
Total assets	$247,957	$230,314	$221,594	$194,987	$173,925	$81,091
Long-term debt, plus current maturities	124,202	127,500	127,500	120,000	94,948	32,273
Capital lease obligations	530	1,111	2,466	3,122	4,488	4,166
Accumulated preferred stock	$—	$—	$—	$—	$—	$28,245

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

(3) Total operating expenses include $1.8 million of payments to former holders of our capital stock in the three months ended March 31, 2003 for certain tax liabilities incurred upon the sale of our predecessor’s capital stock in connection with our acquisition by its former owners, $0.6 million of stock compensation expense in 2004 related to stock option variable accounting, $1.3 million of stock compensation expense in 2005 related to stock option variable accounting, $3.1 million of stock compensation expense in 2006 related to stock option variable accounting, and $1.8 million of stock compensation expense in 2007 related to stock option variable accounting and transaction incentives.  In addition, 2007 includes transaction costs for the Transaction, tender offer costs, and management advisory fees of approximately $7.2 million, $0.8 million, and $0.6 million, respectively.

(4) For the fiscal year ended December 31, 2004, the Company wrote off $3.5 million of financing fees related to the old credit facility.

(5) EBITDA as set forth in the table below represents net earnings before interest, taxes, depreciation and amortization.  We have presented EBITDA because we believe it is useful in evaluating our operating performance compared to that of other companies in our industry, as the calculation eliminates the effects of long-term financing, income taxes and the accounting effects of capital expenditures, which items may vary for companies for reasons unrelated to overall operating performance.  EBITDA is not a measurement of financial performance or liquidity under GAAP and should not be considered as an alternative to net earnings or net cash flows provided by operating activities as determined in accordance with GAAP.  Our calculation of EBITDA may not be comparable to the calculation of similarly titled measures reported by other companies.

	Successor					Predecessor
	Year Ended December 31,
	2007	2006	2005	2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2003

Net earnings	$3,041	$9,743	$8,175	$4,279	$6,552	$2,510
Interest expense	15,460	14,038	13,561	12,767	6,343	835
Income tax expense	2,096	6,627	5,487	2,684	3,852	1,404
Depreciation and amortization	8,712	7,926	6,760	6,071	4,052	1,283
EBITDA (i)	$29,309	$38,334	$33,983	$25,801	$20,799	$6,032

(i)  EBITDA for 2007 is lower due to costs of $10.3 million related to the Transaction as discussed in more detail in the section labeled “Recapitalization and Other Acquisition” in the “Notes to Consolidated Financial Statements”.

(6) Represents EBITDA divided by net sales.

(7) Depreciation and amortization does not include amortization of deferred financing fees (which are included in interest expense) for the fiscal years ended December 31, 2004, 2005, 2006 and 2007 of $1.0 million, $1.0 million, $1.1 million and $2.5 million, respectively; for the three months ended March 31, 2003 of $0.1 million; and for the nine months ended December 31, 2003 of $0.7 million.

(8) Includes capital expenditures in Accounts Payable at the end of the period, which have not been paid in cash.  See “Consolidated Statements of Cash Flows” included in the consolidated financial statements elsewhere in this report for more information.

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

Overview

We are one of the leading manufacturers of hardwood cabinet doors and components and engineered wood products in the United States.  Our products include (1) hardwood cabinet door components, face frames and drawer fronts, (2) fully assembled hardwood cabinet doors, (3) rigid thermofoil, or RTF, cabinet doors and components, (4) veneer raised panels, or VRPs, and (5) a variety of laminated and profile-wrapped components.  We generate approximately 94% of our sales from the kitchen and bath cabinet manufacturing industry.  Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders.  We conduct all of our operations through our Woodcraft, PrimeWood and Brentwood subsidiaries and we operate thirteen manufacturing facilities located in Minnesota, North Dakota, Ohio, Oregon, Pennsylvania, Kansas, North Carolina, Washington, Utah and Kentucky that allow us to distribute our products nationwide.

In the past ten years, we have consummated four strategic acquisitions that have enhanced our market position, product breadth and geographic reach.  In June 1998, we acquired PrimeWood, a manufacturer of RTF, VRP and profile-wrapped engineered wood products based in North Dakota.  In July 2002, we acquired Brentwood, a manufacturer of solid wood and RTF cabinet doors located in Oregon.  In April 2004, we acquired Grand Valley, a manufacturer of solid wood cabinet doors located in Ohio.  In July 2005, we acquired substantially all of the assets of Dimension Moldings, Inc. (DMI), an Ohio corporation, which was in the business of manufacturing hardwood component moldings at a facility located in Middlefield, Ohio.  Following the acquisition, our Woodcraft subsidiary manufactures hardwood component moldings at the Middlefield facility.

                The Transaction was completed on January 9, 2007.  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the Transaction was approximately $295.5 million, less indebtedness and certain expenses, and subject to customary adjustments.  The Transaction has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.  The Company did not push down the basis because of the significance of the publicly traded debt outstanding, which hinders the Parent’s ability to control the form of ownership of the Company.  Parent financed the Transaction through the following transactions:

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

                In conjunction with the Transaction on January 9, 2007, the Company entered into a new senior credit facility (the “New Senior Credit Facility”), with Credit Suisse, Cayman Islands Branch, which provided for (i) a senior secured first lien term loan facility in an aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, (the “Revolving Facility” and, together with the First Lien Term Facility, the “First Lien Facilities”) of which $10.0 million is available through a subfacility in the form of letters of credit.  Subject to certain conditions, the First Lien Term Facility may be increased by up to $30.0 million during the life of the First Lien Term Facility at the request of the Company with the consent from those lenders that agree to participate in such increase.  Subject to the foregoing, effective as of April 30, 2007, no additional borrowings are available under the First Lien Term Facility beyond the $9.8 million outstanding at March 31, 2007.  As of December 31, 2007, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  As of December 31, 2007, borrowings of $4.4 million were outstanding under the First Lien Term Facility, and nothing was outstanding under the Revolving Facility.  As of December 31, 2007, the outstanding principal of such indebtedness bears interest at a fluctuating rate equal to either the base rate plus 1.75% per annum or LIBOR plus 2.75% per annum.  Subsequent to December 31, 2007, the interest cost was changed to either the base rate plus 2.75% per annum or LIBOR plus 3.75% per annum.  We must comply with certain financial covenants under our New Senior Credit Facility, including maintenance of an interest coverage ratio, a senior leverage ratio and a total leverage ratio.  We were in compliance with such covenants as of December 31, 2007.  The New Senior Credit Facility is scheduled to mature January 2013.

Results of Operations

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

                The years ended December 31, 2007 and 2006 are shown in the table below. The following table sets forth selected operating data derived from our consolidated statements of earnings and presents this information as a percentage of net sales.

	Year Ended December 31, 2007	Year Ended December 31, 2006
	(Dollars in thousands)
Net sales	$249,303	$285,633
% of net sales	100.0%	100.0%
Cost of sales	205,063	237,289
% of net sales	82.3%	83.1%
Gross profit	44,240	48,344
% of net sales	17.7%	16.9%
Operating expenses	24,096	18,024
% of net sales	9.7%	6.3%
Operating income	20,144	30,320
% of net sales	8.0%	10.6%
Other expenses:
Interest expense	15,460	14,038
% of net sales	6.2%	4.9%
Other loss (income), net	(453)	(88)
% of net sales	(0.2%)	0.0%
Income taxes	2,096	6,627
% of net sales	0.8%	2.3%
Net earnings	3,041	9,743
% of net sales	1.2%	3.4%

                Net Sales.  Net sales decreased $36.3 million, or 12.7%, from $285.6 million for the year ended December 31, 2006 to $249.3 million for the year ended December 31, 2007.  Our hardwood product line decreased $24.4 million, attributable to (i) an overall slowdown in the market that began in the third quarter of 2006, (ii) a greater effect due to the seasonality in 2007 as our customers were not operating above their capacities like they were in 2006, (iii) lower selling prices in conjunction with lower material costs, and (iv) to a lesser extent, a reduction due to the loss of market share on a hardwood door program in 2007.  In addition, our engineered wood products line decreased $11.9 million, which is attributable to softness in the engineered wood products industry and decreases in market share.

                Cost of Sales.  Cost of sales decreased $32.2 million, or 13.6%, from $237.3 million for the year ended December 31, 2006 to $205.1 million for the year ended December 31, 2007.  This decrease in cost of sales is primarily attributable to lower material, labor, and overhead costs as a result of lower volume of sales, but other factors include; (i) improved operational performance related to yield and labor productivities, (ii) lower stock compensation expense, (iii) favorable LIFO cost of material adjustment in 2007 resulting from the decline in hardwood materials cost, and (iv) lower hardwood material costs. These were partially offset by (i) increased multi-density fiber board and particle board costs related to our engineered wood products line and (ii) transaction incentives incurred in connection with the Transaction.

                Gross Profit.  Gross profit decreased $4.1 million, or 8.5%, from $48.3 million for the year ended December 31, 2006 to $44.2 million for the same period in 2007 as a result of the factors described above.  As a percentage of net sales, our gross profit increased 80 basis points from 16.9% for the year ended December 31, 2006 to 17.7% for the same period in 2007.  This increase reflects (i) improved operational performance, (ii) lower stock compensation expense, (iii) favorable LIFO cost of material adjustment in 2007 resulting from the decline in hardwood raw materials cost, and (iv) lower hardwood material costs.  This increase was partially offset with (i) board cost increases related to our engineered wood product line and (ii) incentive bonus payments incurred in connection with the Transaction.

                Operating Expenses.  Operating expenses increased $6.1 million, or 33.9%, from $18.0 million for the year ended December 31, 2006 to $24.1 million for the year ended December 31, 2007.  The increase consists primarily of (i) $6.4 million, net of $0.8 million from 2006, of transaction expenses related to the Transaction, (ii) $0.8 million related to efforts to refinance a portion of the outstanding debt, (iii) $0.6 million of management advisory fees, (iv) $0.6 million higher professional fees, (v) $0.2 million of depreciation, and (vi) $1.0 million in transaction incentives incurred in connection with the Transaction.   These were partially offset with (i) $3.3 million of lower stock compensation expense, and (ii) lower incentive expense.  As a percentage of sales, operating expenses increased from 6.3% for the year ended December 31, 2006 to 9.7% for the same period in 2007, as a result of the factors described above.

Operating Income.  Operating income decreased by $10.2 million, or 33.7%, from $30.3 million for the year ended December 31, 2006 to $20.1 million for the year ended December 31, 2007 as a result of the net effect of the factors described above.

Interest Expense.  Interest expense increased $1.4 million, or 10.0%, from $14.0 million for the year ended December 31, 2006 to $15.4 million for the year ended December 31, 2007.  This increase relates to (i) increased amortization of deferred financing fees in connection with the Transaction, and (ii) a higher average debt balance due to the additional debt incurred in conjunction with the Transaction.

                Other Loss (Income).  Other income increased from $88,000 for the year ended December 31, 2006 to $453,000 for the year ended December 31, 2007.  This increase is due to interest received from our interest bearing accounts.

                Income Tax Expense.  Income tax expense decreased $4.5 million, or 68.2% from $6.6 million for the year ended December 31, 2006 to $2.1 million for the year ended December 31, 2007 as a result of lower earnings, and a higher effective tax rate.  The effective tax rate increased 30 basis points from 40.5% in 2006 to 40.8% in 2007 due to additional state taxes owed as a result of acquisitions and permanent differences associated with the Transaction.

                Net Earnings.  Net earnings decreased $6.7 million, or 69.1%, from $9.7 million for the year ended December 31, 2006 to $3.0 million for the year ended December 31, 2007 as a result of the factors described above.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

                The years ended December 31, 2006 and 2005 are shown in the table below.  The following table sets forth selected operating data derived from our consolidated statements of earnings and presents this information as a percentage of net sales.

	Year Ended December 31, 2006	Year Ended December 31, 2005
	(Dollars in thousands)
Net sales	$285,633	$259,603
% of net sales	100.0%	100.0%
Cost of sales	237,289	217,625
% of net sales	83.1%	83.8%
Gross profit	48,344	41,978
% of net sales	16.9%	16.2%
Operating expenses	18,024	14,805
% of net sales	6.3%	5.7%
Operating income	30,320	27,173
% of net sales	10.6%	10.5%
Other expenses:
Interest expense	14,038	13,561
% of net sales	4.9%	5.2%
Other loss (income), net	(88)	(50)
% of net sales	0.0%	0.0%
Income taxes	6,627	5,487
% of net sales	2.3%	2.1%
Net earnings	9,743	8,175
% of net sales	3.4%	3.1%

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

                Operating Expenses.  Operating expenses increased $3.2 million, or 21.6%, from $14.8 million for the year ended December 31, 2005 to $18.0 million for the year ended December 31, 2006.  The increase consists primarily of (i) $1.8 million of additional stock compensation expense in 2006, (ii) $0.6 million due to the inclusion of seven full months of operations of our Middlefield facility, which includes $0.5 million of amortization for a customer relationship intangible asset, and (iii) $0.8 million of additional professional fees relating to transaction costs incurred with the Transaction.  As a percentage of sales, operating expenses increased from 5.7% for the year ended December 31, 2005 to 6.3% for the same period in 2006, as a result of the factors described above.

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

                Net Earnings.  Net earnings increased $1.5 million, or 18.3%, from $8.2 million for the year ended December 31, 2005 to $9.7 million for the year ended December 31, 2006 as a result of the factors described above.

Liquidity and Capital Resources

                Our primary cash needs are working capital, capital expenditures and debt service.  We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our prior and existing senior secured credit facilities.

In February 2004, we entered into a senior secured revolving credit facility and used the proceeds from the sale of our 10% Senior Notes due 2012 to pay off the term loans and revolving line of credit under our old senior credit facility, to pay a dividend of approximately $21.5 million, to repurchase an aggregate of 3,317,580 shares of our voting and non-voting common stock from our former stockholders on a proportionate basis for an aggregate purchase price of approximately $17.5 million or $5.29 per share, and to pay financing costs of $7.4 million.

In September 2005, we amended and restated our existing senior secured revolving credit facility (which is referred to herein as the “2005 Senior Credit Facility”), by expanding the revolving line of credit capacity to $40.0 million, advancing a $7.5 million nonamortizing term loan, and allowing the flexibility to advance up to $7.5 million through June 30, 2006 on a nonamortizing capital expenditure loan.  As of December 31, 2006, we had not borrowed any funds under the nonamortizing capital expenditure loan.  As of December 31, 2006, the borrowing base allowed for $34.7 million revolving credit.  We had no amount outstanding under our revolving credit for the year ended December 31, 2006.  As of December 31, 2006, we had $7.5 million outstanding under the nonamortizing term loan.  The 2005 Senior Credit Facility was terminated, and all outstanding borrowings thereunder repaid, on January 9, 2007 in connection with the Transaction.

In conjunction with the Transaction on January 9, 2007, the Company entered into the New Senior Credit Facility, with Credit Suisse, Cayman Islands Branch, which provided for (i) the First Lien Term Facility in an aggregate principal amount of $150.0 million and (ii) the Revolving Facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, of which $10.0 million is available through a subfacility in the form of letters of credit.  Subject to certain conditions, the First Lien Term Facility may be increased by up to $30.0 million during the life of the First Lien Term Facility at the request of the Company with the consent from those lenders that agree to participate in such increase.  Subject to the foregoing, effective as of April 30, 2007, no additional borrowings are available under the First Lien Term Facility beyond the $9.8 million outstanding at March 31, 2007.  As of December 31, 2007, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  As of December 31, 2007 borrowings of $4.4 million were outstanding under the First Lien Term Facility, and nothing was outstanding under the Revolving Facility.  As of December 31, 2007, the outstanding principal of such indebtedness bears interest at a fluctuating rate equal to either the base rate plus 1.75% per annum or LIBOR plus 2.75% per annum.  Subsequent to December 31, 2007, the interest rate was changed to either the base rate plus 2.75% per annum or LIBOR plus 3.75% per annum.  We must comply with certain financial covenants under our New Senior Credit Facility, including maintenance of an interest coverage ratio, a senior leverage ratio and a total leverage ratio.  We were in compliance with such covenants as of December 31, 2007.  The New Senior Credit Facility is scheduled to mature January 2013.

As of December 31, 2007 the weighted average interest rate for the Company’s outstanding debt was 9.9%.

                The 2005 acquisition of substantially all of the assets of Dimension Moldings, Inc, and associated fees and expenses at closing were funded one-half by the sale of shares of the Company’s voting common stock to the Company’s former stockholders, and the remainder with operating cash and a draw down on the Company’s senior secured credit facility.  In the first quarter 2006, we paid an accelerated earn-out payment in the amount of $2.0 million to the owners of DMI as a result of the operations of the DMI assets meeting agreed upon earnings targets.  As a result of the change in control caused by the Transaction on January 9, 2007, the remaining $5.0 million potential earnout obligation, which included $1.0 million accrued at June 30, 2006, was accelerated and paid.

                Our New Senior Credit Facility and the indenture for the senior notes impose certain restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.  Indebtedness for borrowed money incurred under our New Senior Credit Facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

                As of December 31, 2007, we had $0.5 million of capital lease obligations, of which all was current and as of December 31, 2006, we had $1.1 million of capital lease obligations, of which $0.6 million was current.

                As of December 31, 2007, we had $19.6 million of cash and cash equivalents available for any corporate purposes, compared to $8.0 million as of December 31, 2006.  Cash and cash equivalents as of December 31, 2007 includes approximately $6.4 million related to income tax refunds due back to previous stockholders of the Company, which is included in Other Current

Liabilities on the Balance Sheet as of December 31, 2007.

                Subsequent to December 31, 2007, the Company has purchased and canceled approximately $11.5 million in principal amount of our 10% Senior Notes at a discount.  The discount resulted in a gain of approximately $1.7 million.  The Company used available cash and borrowings under its Revolving Facility for payment thereof.

Cash flow from operating activities.  As of December 31, 2007, we had $19.6 million of cash and cash equivalents available for working capital purposes.  As of December 31, 2006, we had $8.0 million of cash and cash equivalents available for working capital purposes.  Cash provided by operating activities for the years ended December 31, 2007 and 2006 was $20.6 million and $23.4 million, respectively.  The decreased source of cash for operating activities is mainly attributable to (i) lower net earnings and (ii) increased days of receivables outstanding.  The decrease source of cash for operating activities was offset partially by income tax refunds related to transaction costs from the Transaction due back to the Sellers.

Cash flow from investing activities.  Net cash used in investing activities was $12.9 million for the year ended December 31, 2007 and $18.0 million for the year ended December 31, 2006.  Capital expenditures in 2007 were $7.9 million compared to $16.2 million for the year ended December 31, 2006.  The decrease in capital expenditures in 2007 is primarily due to (i) the expansion of our St. Cloud door plant in 2006, and (ii) the acquisition of equipment for our roughmill facility in Greenville, Pennsylvania, most of which was paid in 2006.  Net cash used in investing activities for 2007 and 2006 includes $5.0 million and $2.0 million, respectively, due to Dimension Moldings, Inc. earn-out payments.

Cash flow from financing activities.  Net cash provided by financing activities for the twelve months ended December 31, 2007 totaled $3.8 million primarily due to (i) capital contributions of $21.7 million that funded debt issuance costs of $3.6 million and stock option payments of $7.9 million, (ii) borrowings of long-term debt under the New Senior Credit Facility of $10.2 million that funded the payoff of the 2005 Senior Credit Facility of $7.5 million, (iii) capital lease payments of $0.6 million, (iv) principal payments on the New Senior Credit Facility of $5.8 million, and (v) a distribution on behalf of the Parent for costs in conjunction with the Merger or ongoing operations of $2.6 million, which includes $0.9 million to the Parent on the Parent Notes. Subsequent to December 31, 2007, the Company distributed $3.6 million to the Parent on the Parent Notes.  Net cash used in financing activities for the twelve months ended December 31, 2006 totaled $1.3 million, primarily attributable to capital lease payments.

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

Schedule of Contractual Obligations

                The following table details our projected payments for our contractual obligations as of December 31, 2007.  The table is based upon available information and certain assumptions that we believe are reasonable.

		Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
		(Dollars in thousands)
Long-term debt obligations	$754	$1,509	$121,359	$579	$124,201
Interest expense on fixed rate debt	12,000	23,970	13,625	—	49,595
Capital lease obligations	530	—	—	—	530
Operating lease obligations	1,078	1,513	1,160	—	3,751
Total contractual cash obligations	$14,362	$26,992	$136,144	$579	$178,077

              In addition to the summary of contractual obligations, we will incur annual interest on outstanding variable rate debt.  As of December 31, 2007, variable interest rate debt was $4.4 million at a weighted average interest rate of 7.6%.

                    The Company leases certain equipment under capital lease agreements with interest rates of 4.97% to 7.29% as of December 31, 2007.  The agreements expire at various dates through 2008.

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

Off-Balance Sheet Arrangement

                With the exception of routine operating leases, we had no off-balance sheet financing arrangements at December 31, 2007, 2006, and 2005.

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

                Purchase Accounting.  We accounted for our acquisitions under the purchase method of accounting and, accordingly, the acquired assets and liabilities assumed are recorded at their respective fair values.  The recorded values of assets and liabilities are based on third-party estimates and valuations when available.  The remaining values are based on management’s judgments and estimates.  Our financial position and results from operations may be affected by changes in estimates and judgments.  The Transaction has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.  The Company did not push down the basis because of the significance of the publicly traded debt outstanding, which hinders the Parent’s ability to control the form of ownership of the Company.

                Income Taxes.  The Company and its Parent file a consolidated federal income tax return, and federal income taxes are allocated to the Company based upon the respective taxable earnings or loss.  The Company accounts for income taxes in accordance with the liability method of accounting, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the consolidated financial statements and tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse.  The Company records a valuation allowance when it is more likely than not that the net deferred tax assets will not be realized.

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

In February 2007, FASB Issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (SFAS 159).  The Financial Accounting Standards Board has issued SFAS 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS 159 applies to fiscal years beginning after November 15, 2007, or our 2008 fiscal year, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements.  An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date).  We are currently evaluating the impact, if any, the adoption of SFAS 159 will have on our operating income or net earnings.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” which requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date.  SFAS 141 (R) also establishes guidance for the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting treatment pre-acquisition gain and loss contingencies, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied.  Early adoption is not permitted. SFAS 141(R) will be effective for us beginning with the 2009 fiscal year.  We are evaluating the potential impact of SFAS 141(R), if any, on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB 51,” which establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity.  SFAS 160 also requires that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  SFAS 160 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. SFAS 160 will be effective for us beginning with the 2009 fiscal year.  We are evaluating the potential impact of SFAS 160, if any, on our consolidated financial statements.

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

                Interest Rate Risk.  We are exposed to market risk relating to changes in interest rates in respect of a portion of our long-term debt and a portion of our capital leases.  As of December 31, 2007, we had $4.4 million outstanding under the First Lien Term Facility issued under our New Senior Credit Facility, all of which bears interest at variable rates.  In addition, as of that date, we had approximately $0.3 million of capital leases that bear interest at variable rates.  We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition, results of operations, or cash flows.

Market Conditions.  The Company derives a significant portion of its revenue as a result of the demand for its products created by the building of new homes, and repair and remodeling of existing homes.  During the last 18 months, the growth in the home building, repair and remodeling industry experienced a slowdown as a result of general economic conditions.  If this slowdown in growth were to continue or worsen over an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
WII Components, Inc.
St. Cloud, Minnesota

We have audited the accompanying consolidated balance sheet of WII Components, Inc. (a Delaware Corporation and wholly-owned subsidiary of WII Holding, Inc.) and subsidiaries (the “Company”) as of December 31, 2007 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended.  Our audit of the basic consolidated financial statements included the financial statement schedule listed in the Index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WII Components, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As disclosed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB No. 109, effective January 1, 2007.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 28, 2008

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WII Components, Inc.
St. Cloud, Minnesota

We have audited the accompanying consolidated balance sheet of WII Components, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WII Components, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 27, 2007

WII COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(In thousands, except share and per share amounts)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,574	$8,048
Accounts receivable—net of allowance for doubtful accounts of $131 and $104, respectively	13,669	11,322
Inventories	20,825	21,500
Deferred income taxes	1,866	1,422
Other current assets	614	486
Total current assets	56,548	42,778
PROPERTY, PLANT, AND EQUIPMENT:
Land	3,439	3,439
Buildings and yards	26,023	25,703
Equipment	57,148	49,971
Less accumulated depreciation	(25,963)	(19,237)
Property, plant, and equipment—net	60,647	59,876
GOODWILL AND OTHER ASSETS:
Goodwill	112,748	108,748
Customer relationship—net	11,581	13,239
Noncompete agreements—net	99	384
Other assets	6,334	5,289
Total goodwill and other assets	130,762	127,660
TOTAL	$247,957	$230,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$530	$581
Current maturities of long-term debt	754	—
Accounts payable	3,302	4,937
Accrued payroll	4,185	3,826
Other current liabilities	20,744	12,101
Total current liabilities	29,515	21,445
LONG-TERM DEBT—Net of current maturities	123,448	127,500
CAPITAL LEASE OBLIGATIONS—Net of current maturities	—	530
DEFERRED INCOME TAXES	6,396	2,560
OTHER LONG-TERM LIABILITIES	2,729	300
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Common stock:
Voting	—	217
Nonvoting,	—	9
Additional paid-in capital	71,241	56,244
Retained earnings	14,628	21,509
Total stockholders’ equity	85,869	77,979
TOTAL	$247,957	$230,314

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
NET SALES	$249,303	$285,633	$259,603
COST OF SALES	205,063	237,289	217,625
Gross profit	44,240	48,344	41,978
OPERATING EXPENSES:
General and administrative	20,792	14,869	11,581
Selling and marketing	3,253	3,287	3,222
(Gain) loss on sale of assets	51	(132)	2
Total operating expenses	24,096	18,024	14,805
OPERATING INCOME	20,144	30,320	27,173
OTHER INCOME (EXPENSE):
Interest income	472	89	45
Interest expense	(15,460)	(14,038)	(13,561)
Other (expense) income	(19)	(1)	5
Total other expense	(15,007)	(13,950)	(13,511)
INCOME BEFORE PROVISION FOR INCOME TAXES	5,137	16,370	13,662
INCOME TAXES	2,096	6,627	5,487
NET EARNINGS	$3,041	$9,743	$8,175

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock
	Voting		Nonvoting
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total
BALANCE—January 1, 2005	20,734,843	$207	854,261	$9	$45,410	$3,591	$49,217
Stock compensation expense					1,780		1,780
Stock issued to fund acquisition	1,016,488	10			4,737		4,747
Net earnings						8,175	8,175
BALANCE—December 31, 2005	21,751,331	$217	854,261	$9	$51,927	$11,766	$63,919
Stock compensation expense					4,294		4,294
Stock issued	10,750	0			23		23
Net earnings						9,743	9,743
BALANCE—December 31, 2006	21,762,081	$217	854,261	$9	$56,244	$21,509	$77,979
Net earnings						3,041	3,041
Stock-based compensation	100				100		100
Recapitalization of stock	(21,762,081)	(217)	(854,261)	(9)		226	0
Effect of adoption of FIN48						1,449	1,449
Amount due to Sellers						(6,043)	(6,043)
Variable stock option pricing					1,029		1,029
Recapitalization-equity contribution					21,747	(256)	21,491
Recapitalization and repurchase stock options					(7,879)	(2,689)	(10,568)
Expenses paid on behalf of Parent						(2,609)	(2,609)
BALANCE—December 31, 2007	100	$—	0	$—	$71,241	$14,628	$85,869

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES:
Net earnings	$3,041	$9,743	$8,175
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,712	7,925	6,760
Amortization of debt issue costs	2,453	1,077	1,054
Deferred income taxes	3,392	(1,714)	(234)
(Gain) loss on sale of property, plant, and equipment	51	(132)	2
Stock compensation expense	1,130	4,294	1,780
Change in operating assets and liabilities:
Accounts receivable	(2,347)	3,360	(4,750)
Inventories	675	(730)	(2,929)
Other current assets	(73)	899	649
Accounts payable	(1,368)	(1,823)	149
Accrued payroll and other current liabilities	(1,943)	227	2,334
Current tax benefit due to Sellers	6,719	—	—
Other long-term liabilities	116	300	—
Total adjustments	17,517	13,683	4,815
Net cash provided by operating activities	20,558	23,426	12,990
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(7,896)	(16,231)	(11,136)
DMI acquisition	—	—	(9,289)
DMI earn-out payment	(5,000)	(2,000)	—
Proceeds from sale of property, plant, and equipment	38	205	234
Change in other assets	—	—	(17)
Net cash used in investing activities	(12,858)	(18,026)	(20,208)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(14,031)	(2,256)	(16,655)
Borrowings of long-term debt	10,152	900	23,500
Recapitalization - equity contribution	21,747	—	—
Issuance of common stock	—	23	4,747
Debt issuance costs	(3,554)	—	(395)
Recapitalization - repurchase of stock options	(7,879)	—	—
Expenses paid on behalf of Parent	(2,609)	—	—
Net cash provided by (used in) provided by financing activities	3,826	(1,333)	11,197
NET INCREASE IN CASH	11,526	4,067	3,979
Cash and cash equivalents—Beginning of period	8,048	3,981	2
Cash and cash equivalents—End of period	$19,574	$8,048	$3,981
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,983	$12,884	$12,498
Cash paid for income taxes	$714	$8,345	$3,682
NONCASH ACTIVITY:
Recapitalization - repurchase of common stock funded by the Parent	$226	$—	$—
Future tax benefit due to Sellers in other long-term liabilities	$2,313	$—	$—
Capital Expenditures in Accounts Payable	$152	$419	$651
Note receivable in connection with the sale of property, plant and equipment	$111	$167	$—
DMI earn out-contingent consideration	$—	$1,000	$2,000
Effect of adoption of FIN48	$1,449	$—	$—

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

1. NATURE OF BUSINESS

                Company Background  On January 9, 2007, WII Components, Inc. (the “Company”) was acquired by WII Holding, Inc. (“Parent”), a newly formed investment entity controlled by Olympus Growth Fund IV, L.P. and Olympus Executive Fund, L.P., each of which is an investment fund managed by Olympus Partners. For ease of reference, these two funds are sometimes collectively referred to herein as the “Olympus Funds.”  The acquisition was consummated through a merger of WII Merger Corporation (“MergerCo”), a wholly owned subsidiary of Parent, with and into the Company with the Company being the surviving corporation in the transaction (the “Transaction”), pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of January 5, 2007, by and among Parent, MergerCo, the Company, and Behrman Capital III L.P.  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the Transaction was approximately $295.5 million, less indebtedness and certain expenses, and subject to customary adjustments.  The aggregate purchase price and related fees and expenses were funded by new credit facilities and private offerings of debt and equity securities by Parent and the Company.  The Transaction has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.  The Company did not push down the basis because of the significance of the publicly traded debt outstanding, which hinders the Parent’s ability to control the form of ownership of the Company.

                Description of Business  The Company is a leading manufacturer of wood cabinet doors, hardwood components, and engineered wood products in the United States.  Its products are sold principally to leading national and regional kitchen and bathroom cabinet manufacturers throughout the United States and North America.  Its reputation for high quality and reliable performance has enabled the Company to establish strong, long-standing relationships with its customers.  Its customers, in turn, distribute products through various sales channels, including specialty kitchen and bathroom cabinetry dealers, home center retailers, and homebuilders.

Principles of Consolidation  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; Woodcraft Industries, Inc. and its wholly owned subsidiaries, PrimeWood, Inc. (“PrimeWood”) and Brentwood Acquisition, Corp. (“Brentwood”) and Dimension Moldings, Inc. (“DMI”) (Note 5). All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

                Cash Equivalents  All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  At times, certain bank deposits may be in excess of federally insured limits.

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

Concentration of Credit Risk  The Company receives a significant portion of its revenue from two customers.  Loss of one or more of these customers could adversely affect the Company’s operating results in the near term.  There are no concentrations of business transacted within a market or geographic area that would severely impact business in the near term.  The Company’s customers representing 10% or more of consolidated sales are as follows:

	Year Ended December 31,
	2007	2006	2005
A	36.3%	36.2%	27.4%
B	17.9	17.0	17.1

The customers that represent 10% or more of consolidated accounts receivable as of December 31 are as follows:

	2007	2006
A	43.6%	38.5%
B	8.7	13.5
C	10.2	4.5

Accounts Receivable  Accounts receivable comprises primarily trade receivables related to the sale of the Company’s products to its customers.  Credit is granted in the normal course of business, without collateral or any other security, to support amounts due.  The Company performs ongoing evaluations of its customers and continuously monitors collections and payments.  The Company records an allowance for doubtful accounts based on the aging of the underlying receivables, historical experience, and any specific collection issues it has identified.  Accounts outstanding longer than the contractual payments terms are considered past due.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently recorded on such receivables are credited to the allowance for doubtful accounts.  Accounts receivable balances written off have been within management’s expectations and have not exceeded allowances provided.

Inventories  Inventories as of December 31 consisted of the following (in thousands):

	2007	2006
Raw materials	$11,021	$12,270
Work in process	5,187	4,768
Finished goods	4,198	5,037
LIFO adjustment	419	(575)
	$20,825	$21,500

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market. The remainder of the inventory is valued under the first-in, first-out method (“FIFO”).  As of December 31, 2007, and 2006, inventory on the LIFO method represented 65% and 61% of the inventory balance, respectively.

Property, Plant, and Equipment  Property, plant, and equipment are recorded at cost.  Improvements are capitalized and expenditures for maintenance and repairs are charged to operations as incurred.  Depreciation is computed using the straight-line method (for financial reporting purposes) and the accelerated method (for income tax reporting purposes).  Estimated useful lives for financial reporting purposes are as follows:

Buildings and yards	20 - 40 years
Equipment (machinery)	7 - 10 years
Equipment (computer related)	3 - 5 years

Equipment includes assets under capital leases of $1.7 million and $2.4 million and accumulated depreciation and amortization related to such assets of $0.8 million and $0.9 million at December 31, 2007 and 2006, respectively.

Depreciation for the years ended December 31, 2007, 2006, and 2005 was $6.8 million, $5.8 million, and $5.2 million, respectively.

Goodwill  The Company evaluates goodwill for impairment at least annually or when events or changes in circumstances indicate impairment.  The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year.  Fair value is measured using a market multiple valuation method.  The carrying amount of goodwill increased from $108.7 million at December 31, 2006 to $112.7 million at December 31, 2007 due to an accelerated Dimension Moldings, Inc. earn-out payment as a result of the change in control caused by the Transaction.

Customer Relationship  Customer relationship relates to intangible assets recorded through previous acquisitions for relationships with significant customers.  The original cost of these customer relationships is $16.6 million, and the related accumulated amortization as of December 31, 2007 and 2006 is $5.0 million and $3.4 million, respectively.  The intangible assets are being amortized over the estimated life of 10 years. Amortization for the year ended December 31, 2007, 2006, and 2005 was $1.6 million, $1.7 million, and $1.2 million, respectively.  Expected amortization is as follows for the years ended December 31 (in thousands):

2008	$1,657
2009	1,658
2010	1,657
2011	1,658
2012	1,657
2013-2015	3,294

Noncompete Agreement  Noncompete agreements primarily relate to agreements with the former owners of Brentwood, Grand Valley, and Dimension Moldings, Inc. The original cost of these noncompete agreements is $2.4 million, and the related accumulated amortization as of December 31, 2007 and 2006 is $2.3 million and $2.0 million, respectively.  Noncompete rights are being amortized over the applicable terms of the agreements (5 years, 7 years, and 5 years, respectively).  The noncompete agreement with the former owner of Brentwood was fully amortized in July 2007.  The noncompete agreements with the former owners of Grand Valley and Dimension Moldings, Inc. are expected to be fully amortized by April 2011 and July 2010, respectively.  Amortization for the years ended December 31, 2007, 2006, and 2005 was $285,000, $464,000, and $453,000, respectively.  As of December 31, 2007 the noncompete intangible asset was $0.1 million.  Expected amortization is as follows for the years ended December 31 (in thousands):

2008	$34
2009	34
2010	26
2011	5

                Other Assets  Other assets primarily represent financing fees and are amortized straight-line, which approximates the effective interest method, over the term of the related financing agreement.  In conjunction with the 2007 Transaction, the Company terminated its credit agreement and wrote off $0.3 million and entered into a new credit facility incurring additional financing fees of $3.6 million.

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

                Fair Value of Financial Instruments  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are the approximate fair value, because of the short maturity of these instruments.  The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered to the Company for a term equal to the same remaining maturities.  The fair value of the Term Loan (Note 6) approximates the carrying amount due to the variable interest rate on this obligation.  Based on quoted market values, the fair value of the Senior Notes was determined to be $120.2 million and $123.6 million at December 31, 2007 and December 31, 2006, respectively.

                Other Current Liabilities  Other current liabilities consisted of the following (in thousands):

	December 31,
	2007	2006
Self-insurance reserve	$2,887	$2,004
Accrued interest expense	4,663	4,645
Income tax payable	4,058	1,266
Contingent consideration of acquisitions	—	1,000
Accrued Bonuses	177	782
Payment due to former shareholders	6,719	—
Other	2,240	2,404
	$20,744	$12,101

                The Company is partially self-insured for medical and workers’ compensation costs, subject to maximum individual stop-loss amounts.  The Company has established reserves related to insurance that are included in other current liabilities as noted above.

                Income Taxes  The Company and its Parent file a consolidated federal income tax return, and federal income taxes are allocated to the Company based upon the respective taxable earnings or loss.  The Company accounts for income taxes in accordance with the liability method of accounting, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the consolidated financial statements and tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse.  The Company records a valuation allowance when it is more likely than not that the net deferred tax assets will not be realized.

Uncertain Tax Positions  The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter must meet before that position is recognized in the financial statements.  Additionally, FIN 48 provides guidance for measurement, derecognition, classification, interest and penalties, accounting for interim periods, disclosures and transition.  FIN 48 requires the recognition of the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

                As a result of the implementation of FIN 48, the Company recognized a $1.4 million decrease in the liability for uncertain tax positions which, as required, was accounted for as an increase to the January 1, 2007 balance of retained earnings.  The decrease is the result of the derecognition of certain tax positions taken in prior years that management feels are sustainable based on audit results.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$113
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	3
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2007	$116

In addition, the following information required by FIN 48 is provided:

•                                                    Unrecognized tax benefits were approximately $113,000 and $116,000 as of January 1, 2007 and December 31, 2007, respectively.  If these unrecognized tax benefits were recognized approximately $116,000 would impact the effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the consolidated financial position of the Company.

•                                                    The Company recognizes interest expense and penalties related to the above unrecognized tax benefit within income tax expense.  The Company had accrued interest and penalties of approximately $22,000 and $25,000 as of January 1, 2007 and December 31, 2007, respectively.

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

Stock Options  The Company maintained the amended 2003 Stock Option and Grant Plan (“2003 Plan”) through January 9, 2007, at which time the 2003 Plan was terminated.  In addition, all of the options, which were outstanding at the time of the Transaction were deemed to be fully vested and then terminated on January 9, 2007.  The 2003 Plan allowed the granting of both incentive stock options and nonqualified stock options.  Under the terms for the amended 2003 Plan, a maximum of 3,000,000 shares of stock, subject to adjustment, were made available for awards to officers, employees, directors, consultants, and other key persons of the Company.  Awards included, but were not limited to, stock options, restricted stock, unrestricted stock awards, and substitute performance awards.  Option awards were generally granted with an exercise price equal to the calculated fair market value of the Company’s stock.  Options generally vested over four years and had 10-year contractual terms.

Information regarding stock options under all plans is summarized as follows:

	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	2,518,500	$2.86	2,351,000	$2.62	2,056,000	$2.32
Granted	—	$—	250,000	$5.51	295,000	$4.67
Exercised	—	$—	10,750	$2.12	—	$—
Canceled	2,518,500	$2.86	71,750	$4.26	—	$—
Outstanding, end of period	—	$—	2,518,500	$2.86	2,351,000	$2.62
Vested or expected to vest, end of period	—	$—	2,415,673	$2.87	—	$—
Exercisable, end of period	—	$—	1,452,125	$2.28	893,250	$2.09
Weighted average fair value of options granted		$—		$1.43		$1.03

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS No. 123(R)), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values over the requisite service period.  Prior to 2006, the Company utilized the minimum value method for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation.  In conjunction with the adoption of SFAS 123(R), the Company utilized the prospective transition method as permitted by SFAS 123(R).  Under this transition method, SFAS No. 123(R) is applied prospectively to all new awards issued as well as awards modified, repurchased, or canceled after the effective date.  The Company continued to account for the 2,351,000 options outstanding at the effective date of SFAS 123(R) using the accounting principles originally applied to those options.  The Company recorded $1,029,000, $4,294,000 and $1,780,000 for the years ended December 31, 2007, 2006, and 2005, respectively, of related stock-based compensation expense.  The total income tax benefit for share-based compensation arrangements was $400,000, $1,739,000 and $715,000 for the years ended December 31, 2007, 2006, and 2005, respectively.  In accordance with the prospective transition method of SFAS 123(R), results for prior periods have not been restated.

On March 9, 2006 the Company issued 10,000 stock options under the 2003 Plan to an employee.  The options vest over a four year period, and have an exercise price per share of $4.74 at the date of issuance.  The Company used the Black-Scholes option pricing model to determine the fair value of options.  The fair value of options was calculated to be $1.80 per share.

On May 31, 2006 the Company issued 80,000 stock options under the 2003 Plan to an employee.  The options vest over a four year period, and have an exercise price per share of $5.54 at the date of issuance.  The Company used the Black-Scholes option pricing model to determine fair value of options.  The fair value of options was calculated to be $2.21 per share.

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

                Restricted Stock  Parent issued Restricted Stock Agreements on August 31, 2007 and September 14, 2007 to certain Company management personnel totaling 55,219 shares of Parent common stock.  The fair value of the Restricted Stock was approximately $397,023 on the date of the grant.  Based on the fair value of the Restricted Stock at the date of grant and related vesting, there was $0.1 million of related compensation expense recorded for the year ending December 31, 2007.  The restricted stock becomes fully vested after seven years, or earlier, if certain milestones, as defined, are met.  The restricted stock was considered contributed capital to the Company from its Parent.

                Derivative Instruments and Hedging Activities  All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value.  If the derivative is designated in a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and recognized in the statement of earnings when the hedged item affects earnings.  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, defines the requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting.  For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are recognized in earnings.  Management has determined that the Company has no freestanding or embedded derivatives as of December 31, 2007 and 2006.  The Company’s policy is to not use freestanding derivatives for speculative purposes.

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

                New Accounting Pronouncements  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after December 15, 2007.  We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008.  We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

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

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” which requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date.  SFAS 141 (R) also establishes guidance for the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting treatment pre-acquisition gain and loss contingencies, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied.  Early adoption is not permitted.  SFAS 141(R) will be effective for us beginning with the 2009 fiscal year.  We are evaluating the potential impact of SFAS 141(R), if any, on our financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB 51,” which establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity.  SFAS 160 also requires that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  SFAS 160 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied.  SFAS 160 will be effective for us beginning with the 2009 fiscal year.  We are evaluating the potential impact of SFAS 160, if any, on our consolidated financial statements.

3. BUSINESS SEGMENTS

                The Company conducts 94% of its business within one reportable market segment: the wood kitchen and bath products segment.  The Company has two primary product categories: hardwood products and engineered wood products. Hardwood products produce a comprehensive line of hardwood doors and components.  Engineered wood products includes rigid thermofoil doors and components, veneer raised panels, and wrapped profiles.

                The Company’s sales by product category are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Hardwood products	$208,913	$233,392	$201,402
Engineered wood products	40,390	52,241	58,201
Total	$249,303	$285,633	$259,603

                Substantially all sales are made within North America.

4. GOODWILL

                Based on the impairment test performed on December 31, 2007, the Company’s fair value exceeds the carrying value, resulting in no goodwill impairment.

                The changes in the carrying amount of goodwill were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Balance—Beginning of period	$108,748	$107,748	$107,601
DMI contingent consideration	4,000	1,000	—
Purchase accounting adjustment	—	—	147
Balance—End of period	$112,748	$108,748	$107,748

5. RECAPITALIZATION AND OTHER ACQUISITION

                On January 9, 2007, the Company was acquired by Parent, a newly formed investment entity controlled by Olympus Funds.  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the Transaction was approximately $295.5 million, less indebtedness and certain expenses, and subject to customary adjustments.  The aggregate purchase price and related fees and expenses were funded by new credit facilities and private offerings of debt and equity securities by Parent and the Company.  The Transaction has been accounted for as a recapitalization in the Company’s consolidated financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.

                In conjunction with the Transaction, the Company entered into a new senior credit facility (the “New Senior Credit Facility”), with Credit Suisse, Cayman Islands Branch, which provided for (i) a senior secured first lien term loan facility in an aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, (the “Revolving Facility” and, together with the First Lien Term Facility, the “First Lien Facilities”) of which $10.0 million is available through a subfacility in the form of letters of credit (See Note 6).

                In conjunction with the Transaction, the Parent entered into Note Purchase Agreements with OCM Mezzanine Fund II, L.P. and Olympus Growth Fund IV, L.P.  The Note Purchase Agreement with OCM Mezzanine Fund II, L.P. consisted of $43.0 million senior payment-in-kind notes with no required principal amortization.  The Note Purchase Agreement with Olympus Growth Fund IV, L.P. consisted of $43.0 million junior payment-in-kind notes with no required principal amortization.  These notes (the “Parent Notes”) are scheduled to mature in April 2012.  During the term of the Parent Notes, Parent is able at its option to pay interest on the Parent Notes through the issuance of additional notes. The Company is not liable for, and has not otherwise guaranteed, any of the obligations of Parent with respect to the Parent Notes.  The Company is, however, subject to a number of restrictive covenants under the Note Purchase Agreements. The Company was in compliance with the restrictive covenants at December 31, 2007.  In addition, the Company is limited in its ability to pay dividends or otherwise make distributions to Parent under the New Senior Credit Facility and the indenture governing the 10% Senior Notes due 2012 (the “10% Senior Notes due 2012”).  The Parent Notes are not reflected in the Company’s consolidated balance sheet due to the significance of the public debt holders’ influence on the Company’s ability to control the form of ownership.  Effective as of June 13, 2007, the Parent issued an additional $20.0 million of Parent Notes to Olympus Growth Fund IV, L.P., and purchased $20.0 million of Parent Notes from OCM Mezzanine Fund II, L.P.

                In conjunction with the Transaction, Parent issued equity securities of approximately $86.2 million (including rollover equity from management) to fund the equity necessary for the acquisition, consisting of $81.0 million of preferred equity securities and $5.2 million of common equity securities.  Preferred dividends accrue and accumulate on the outstanding preferred equity securities at the rate of 10% per annum, compounding quarterly, on the sum of its liquidation value per share ($1,000) plus all accumulated and unpaid dividends thereon.  Dividends are payable as and when declared by Parent’s board of directors out of funds legally available for the payment of dividends.  Such dividends accrue, whether or not they have been declared and whether or not there are profits, surplus or other funds of Parent legally available for the payment of dividends, until such time as such dividends are actually paid by Parent.  The holders of a majority of the outstanding preferred equity securities at any time and from time to time may demand that Parent redeem all or any portion of the outstanding preferred equity securities by delivering to the holder(s) thereof (i) an amount of cash per share equal to the sum of its liquidation value per share ($1,000) plus all accumulated and unpaid dividends thereon and (ii) a number of shares of Parent’s common equity securities as determined in accordance with the redemption procedures contained in Parent’s certificate of incorporation.  If Parent does not have funds legally available for any particular redemption, Parent is obligated to use those funds that are legally available for the redemption of such securities to redeem the maximum possible number of preferred equity securities which would otherwise be redeemed in connection with such redemption.  Thereafter, when additional funds of Parent are legally available for redemption of such securities, Parent is obligated to redeem the balance of such securities.  Parent is prohibited from redeeming any preferred equity securities if any such redemption is prohibited under any credit facility or indenture to which Parent or any of its subsidiaries is a party or is otherwise bound.  The Company is not liable for, and has not otherwise guaranteed, any of these obligations of Parent with respect to the equity securities issued by Parent.  These equity securities are not reflected in the Company’s consolidated balance sheet due to the significance of the public debt holders’ influence on the Company’s ability to control the form of ownership.

                On December 11, 2006, Parent and MergerCo, in anticipation of the consummation of the Transaction, entered into an employment agreement with Mr. John Fitzpatrick, as Chief Executive Officer of MergerCo (the “New Fitzpatrick Employment Agreement”).  Pursuant to the New Fitzpatrick Employment Agreement, upon consummation of the Transaction, the New Fitzpatrick Employment Agreement superceded and preempted Mr. Fitzpatrick’s prior employment agreement with the Company. On January 9, 2007, by operation of law upon consummation of the Transaction, the New Fitzpatrick Employment Agreement was assigned by MergerCo to the Company.  Under the New Fitzpatrick Employment Agreement, in the event (i) Mr. Fitzpatrick resigns for retirement purposes from the employment of the Company and its subsidiaries after December 31, 2009 (or such earlier date as the Company’s board of directors and Mr. Fitzpatrick mutually agree upon) and (ii) Mr. Fitzpatrick provided at least twelve months’ prior written notice to the Company and Parent of such resignation, then Mr. Fitzpatrick may elect to have Parent repurchase up to 50% of the common equity securities and 50% of the preferred equity securities acquired by Mr. Fitzpatrick on January 9, 2007 in connection with the Transaction at their respective fair market values.  Any such repurchase by Parent shall be subject to applicable restrictions contained in the Delaware General Corporation Law and in Parent’s and its subsidiaries’ debt financing agreements with unaffiliated third parties.  If any such restrictions prohibit any such repurchase which Parent is otherwise required to make, the repurchase obligation is suspended until such time as Parent may make such repurchase under such restrictions.

In conjunction with the Transaction, the previous stockholders of the Company will receive the benefit of certain negotiated transaction related tax deductions whenever such deductions are realized.  Due to this agreement, there was $6.7 million included in Other Current Liabilities and $2.3 million included in Other Long-Term Liabilities as of December 31, 2007.

The Company recorded expenses of $10.3 million for the year ended December 31, 2007 related to the Transaction.  These expenses comprised $1.0 million of compensation expense related to accelerated vesting of stock options, $0.2 million of employer related payroll taxes for the accelerated vesting of stock options, $1.3 million of transaction incentive expenses, $7.0 million of transaction costs and $0.8 million of financing costs related to the tender offer regarding the 10% Senior Notes in the first half of 2007.  In addition to these amounts, the Company capitalized $4.0 million into goodwill related to the accelerated DMI earn-out, and $3.6 million of deferred financing costs relating to the New Senior Credit Facility.  Parent made a capital contribution of $21.7 million to the Company in connection with these transaction costs.

On July 28, 2005, the Company acquired substantially all of the assets of a moldings manufacturing company operating under the name of DMI.  The Company paid a cash purchase price at closing of $9.3 million, of which, was funded one-half by the sale of shares of the Company’s voting common stock to the Company’s former stockholders, and the remainder with operating cash and a draw down on the Company’s senior secured credit facility.  In addition, the Company was required to pay up to an aggregate of $7.0 million if certain earnings targets are met at the end of each calendar year from 2005 to 2010, which may be accelerated upon certain events.  The Company paid $2.0 million of the earn-out consideration in the first quarter 2006.  As a result of the change in control caused by the Transaction, the remaining $5.0 million potential earn-out obligation was accelerated and paid on January 9, 2007, which included the $1.0 million accrued on June 30, 2006.  As a result of the additional earn-out consideration paid, the total purchase price, including earn-out or acceleration obligations, resulted in goodwill of $5.1 million due to the purchase price in excess of the net assets acquired.  The acquired assets of DMI are now operated and owned by Woodcraft Industries, Inc., the Company’s subsidiary.  The components of the purchase price allocation are as follows (in thousands):

Current assets	$1,504
Property, plant, and equipment	1,271
Goodwill	1,547
Customer Relationship	8,704
Noncompete agreement	100
Assets acquired	16,726
Liabilities assumed	(437)
Net assets acquired	16,289
Contingent consideration	(7,000)
Closing purchase price	$9,289

6. FINANCING ARRANGEMENTS

Long-term debt consisted of the following (in thousands):

	December 31, 2007	December 31, 2006
Senior Notes (10%) due 2012	$119,850	$120,000
First Lien Term Facility, (7.6% at December 31, 2007) due 2013	4,352	7,500
Total debt	124,202	127,500
Less current maturities	754	—
	$123,448	$127,500

Senior Notes  The Company has 10% Senior Notes outstanding due in 2012.  Subsequent to December 31, 2007, the Company has purchased and canceled approximately $11.5 million in principal amount of our 10% Senior Notes at a discount.  The discount resulted in a gain of approximately $1.7 million.  The Company used available cash and borrowings under its Revolving Facility for payment thereof.

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

Credit Facility  In conjunction with the Transaction on January 9, 2007, the Company entered into the New Senior Credit Facility, with Credit Suisse, Cayman Islands Branch, which provided for (i) the First Lien Term Facility in an aggregate principal amount of $150.0 million and (ii) the Revolving Facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, of which $10.0 million is available through a subfacility in the form of letters of credit.  Subject to certain conditions, the First Lien Term Facility may be increased by up to $30.0 million during the life of the First Lien Term Facility at the request of the Company with the consent from those lenders that agree to participate in such increase.  Subject to the foregoing, effective as of April 30, 2007, no additional borrowings are available under the First Lien Term Facility beyond the $9.8 million outstanding at March 31, 2007.  As of December 31, 2007, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  As of December 31, 2007 borrowings of $4.4 million were outstanding under the First Lien Term Facility, and nothing was outstanding under the Revolving Facility.  As of December 31, 2007, the outstanding principal of such indebtedness bears interest at a fluctuating rate equal to either the base rate plus 1.75% per annum or LIBOR plus 2.75% per annum (effective rate of 7.58% at December 31, 2007).  Subsequent to December 31, 2007, per the Amendment No. 3 to the Credit Agreement dated February 19, 2008, the interest rate was changed to either the base rate plus 2.75% per annum or LIBOR plus 3.75% per annum.  We must comply with certain financial covenants under our New Senior Credit Facility, including maintenance of an interest coverage ratio, a senior leverage ratio and a total leverage ratio.  We were in compliance with such covenants as of December 31, 2007.  The New Senior Credit Facility is collateralized by substantially all assets of the Company and is scheduled to mature January 2013.

2005 Senior Credit Facility  Our previous senior credit facility (which is referred to herein as the “2005 Senior Credit Facility”) was amended and restated in September 2005, provided for revolving credit of up to $40.0 million subject to a borrowing base, a $7.5 million nonamortizing term loan, and a $7.5 million nonamortizing capital expenditure loan to be drawn upon through June 30, 2006.  As of June 30, 2006, the nonamortizing capital expenditure loan had expired.  The outstanding principal bore interest at a fluctuating rate equal to either the base rate plus 2¾% per annum or LIBOR plus 3.0% per annum.  The 2005 Senior Credit Facility was terminated, and all outstanding borrowings thereunder repaid on January 9, 2007 in connection with the Transaction.

Restrictions on Indebtedness  Our New Senior Credit Facility, the indenture governing the 10% Senior Notes due 2012, and Parent Notes impose certain restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.  We are not liable for, and did not otherwise guarantee, any of the obligations of Parent with respect to the Parent Notes.  We are limited in our ability to pay dividends or otherwise make other distributions to Parent under the New Senior Credit Facility and the indenture governing the 10% Senior Notes due 2012.  Indebtedness for borrowed money incurred under our New Senior Credit Facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

Maturities of Long-Term Debt  The Company has maturities of long-term debt of $0.8 million as of December 31, 2007.  The Company’s $119.9 million of 10% senior notes are set to mature in February 2012.

Capital Leases  The Company leases certain equipment under capital lease agreements with interest rates of 4.97% to 7.29%.  The agreements expire at various dates through 2008. Future minimum lease payments required under these capital leases at December 31, 2007 are $545,000 less $15,000 representing interest.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases  The Company is obligated under various operating leases for warehouse space and plant equipment.  Rental expense under these agreements was approximately $913,000, $599,000, and $289,000 for the years ended December 31, 2007, 2006, and 2005.  Future minimum lease payments are as follows (in thousands) as of December 31, 2007:

Year Ending December 31
2008	$1,079
2009	884
2010	629
2011	581
2012	578
$3,751

Woodcraft Industries, Inc. Retirement Assurance Plan  The Company sponsors a 401(k) and profit sharing plan which covers certain full-time employees who meet eligibility requirements as to age and length of service.  Employees are allowed to make pretax contributions up to the maximum amount permitted by law.  Employer contributions to the plan are made at the discretion of the Board of Directors.  The Company’s contribution was approximately $620,000, $666,000, and $596,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

Litigation  In the normal course of business, the Company is subject to various instances of litigation.  In the opinion of the Company’s management and legal counsel, the ultimate settlement of such matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

8. INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current provision:
Federal	$(1,807)	$6,916	$4,465
State	478	1,425	1,259
	(1,329)	8,341	5,724
Deferred tax (benefit) expense	3,425	(1,714)	(237)
Provision for income taxes	$2,096	$6,627	$5,487

The provision for income taxes differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income due to the following:

	Year Ended December 31,
	2007	2006	2005
Tax provision at federal rate	$1,798	$5,730	$4,782
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	27	29	29
Federal tax credits	(125)	(125)	(125)
Section 199	—	(209)	(158)
State income taxes—net of federal benefit	471	970	865
Other	(75)	232	94
Provision for income taxes	$2,096	$6,627	$5,487

Net deferred tax assets (liabilities) consist of the following components as of December 31:

	2007	2006
Depreciation	$(6,133)	$(5,716)
Noncompete agreements	1,109	1,224
Goodwill and other amortizable assets	(297)	(229)
Accruals	(112)	2,774
Inventory	(956)	(592)
Capital leases	219	289
Bad debt expense	51	41
Federal benefit of FIN48	33	—
Accrued payroll and health insurance	1,556	1,071
Net deferred tax liabilities	$(4,530)	$(1,138)

Current	$1,866	$1,422
Noncurrent	(6,396)	(2,560)
	$(4,530)	$(1,138)

The Company is subject to audits in the tax jurisdictions in which it operates.  Upon audit, these taxing jurisdictions could retroactively disagree with our tax treatment of certain items.  Consequently, the actual liabilities with respect to any year may be determined long after financial statements have been issued.  The Company establishes tax reserves for estimated tax exposures.  These potential exposures result from varying applications of statutes, rules, regulations, case law and interpretations.  The settlement of these exposures primarily occurs upon finalization of tax audits.  However, the amount of the exposures can also be impacted by changes in tax laws and other factors.  The Company believes that it has established the appropriate reserves for these estimated exposures.  However, actual results may differ from these estimates.  The resolution of these tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statement of earnings for a particular future period and on the Company’s effective tax rate.

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

As a result of the January 9, 2007 Transaction, all the outstanding capital stock (100 shares) of WII Components, Inc. was acquired by WII Holding, Inc. (“Parent”) through the Transaction of a newly formed wholly owned subsidiary of Parent with and into WII Components, Inc.

For the period ended December 31, 2007, the Company distributed $0.9 million to the Parent for payment on the Parent Notes. Subsequent to December 31, 2007, the Company distributed $3.6 million to the Parent for payment on the Parent Notes.

10. RELATED-PARTY TRANSACTIONS

In conjunction with the 2007 Transaction, the Company terminated its management services agreement with an affiliate of the Company’s former largest stockholder, Behrman Capital III L.P., whereby the Company pays a transaction fee to the affiliate for services provided for each financing, refinancing, acquisition, or similar nonrecurring transaction.  The Company received services from this affiliate related to the acquisition of the assets of Dimension Moldings, Inc. totaling $313,000 during the year ended December 31, 2005, which was included in the purchase price allocation.

The Company has noncompete agreements with the former owners of Brentwood, Grand Valley, and Dimension Moldings, Inc .

Parent has a management services agreement with Olympus Advisory Partners, an affiliate of the Parent’s largest stockholder.  Parent is obligated to pay a transaction fee to the affiliate for services provided for each financing, refinancing, acquisition, or similar nonrecurring transaction.  Parent paid approximately $3.0 million to this affiliate for services related to the Transaction, of which, $0.7 million was recorded as deferred financing fees on the Company’s financial statements, while the remaining $2.3 million was recorded on the Parent’s financial statements.  In addition, the affiliate will be paid $0.6 million annually by Parent for ongoing services provided to the Parent and Company.  The Company paid a total of $3.6 million to the Parent for these transactions during the year ended December 31, 2007.

Parent issued Restricted Stock Agreements on August 31, 2007 and September 14, 2007 to certain Company management personnel totaling 55,219 shares of Parent common stock.  The fair value of the Parents common stock was approximately $397,023 on the date of the grant.  The restricted stock becomes fully vested after seven years, or earlier, if certain milestones, as defined, are met.

11. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a condensed summary of actual quarterly results of operations for 2007 and 2006 (in thousands):

	First	Second	Third	Fourth	Year
2007:
Net sales	$61,006	$67,776	$64,958	$55,563	$249,303
Gross profit	10,749	13,671	10,635	9,185	44,240
Operating income	(2,462)	9,503	6,884	6,219	20,144
Net earnings	(2,341)	1,981	1,643	1,758	3,041

2006:
Net sales	$76,341	$75,761	$69,852	$63,679	$285,633
Gross profit	12,656	13,130	11,958	10,600	48,344
Operating income	7,895	8,665	7,495	6,265	30,320
Net earnings	2,666	3,056	2,551	1,470	9,743

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

Item 10. Directors, Executive Officers and Corporate Governance

                The following table sets forth the names and ages (as of March 17, 2008) of our executive officers and directors and the positions that they hold at WII Components, Inc. and, where applicable, at Parent.  Directors of WII Components hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified.  Directors of Parent are elected pursuant to the terms of a stockholders agreement among all of Parent’s existing stockholders.  See “Certain Relationships and Related Transactions - Stockholders Agreement.”  Executive officers of WII Components hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

Name	Age	Position
John Fitzpatrick	64	Director, Chief Executive Officer and President—Parent; and Director, Chief Executive Officer and President—WII Components
Dale Herbst	39	Chief Financial Officer, Treasurer and Secretary—Parent; and Chief Financial Officer, Treasurer and Secretary—WII Components
Joel Beyer	48	Vice President of Operations—PrimeWood
Robert S. Morris	53	Director—Parent; and Director—WII Components
Louis J. Mischianti	48	Director—Parent; and Director —WII Components
L. David Cardenas	41	Director—Parent; and Director —WII Components
Keith Heffernan	38	Director—Parent; and Director —WII Components

                Mr. Fitzpatrick has served as Woodcraft’s President and Chief Executive Officer since 2000.  Prior to joining us he was Chief Operating Officer at Nexcycle, Inc., a privately held consolidator of specialty recycling businesses with over $120 million of sales in the United States, Canada and the United Kingdom.  He also was a corporate officer of ITEQ and general manager for

Graco, Inc. after spending 20 years with General Electric Company, where he held various management positions in several divisions.  Mr. Fitzpatrick received a B.S. in Mechanical Engineering from the University of Notre Dame and a M.B.A. from the University of Pittsburgh.

                Mr. Herbst has served as Woodcraft’s Chief Financial Officer since 2002.  Since joining us in 1992, he has served as a Controller, Accounting Manager and General Accountant.  Mr. Herbst received a B.S. in Financial Management and Accounting from the University of North Dakota.

                Mr. Beyer has served as Vice President of our PrimeWood subsidiary since 1998.  He joined PrimeWood in 1977.  Mr. Beyer has served in many capacities during his career with us, including Director of Operations, Director of Engineering, Project Engineer and Production Manager.

                Mr. Morris joined our board of directors in January 2007.  Mr. Morris founded Olympus Partners in 1988 and serves as the Managing Partner of Olympus Partners and its affiliated investment partnerships.  Mr. Morris serves as a Director of several Olympus portfolio companies, as a Director of The Waterside School, and as a Director of Hamilton College Endowment Fund where he heads The Polio Foundation’s research efforts in regeneration medicine.  Mr. Morris received an A.B. from Hamilton College and a M.B.A. from the Amos Tuck School of Business at Dartmouth College.

                Mr. Mischianti joined our board of directors in January 2007.  Mr. Mischianti joined Olympus Partners as a Partner in 1994.  Mr. Mischianti serves as a Director of several Olympus portfolio companies.  Mr. Mischianti received an A.B. from Yale University.

                Mr. Cardenas joined our board of directors in January 2007.  Mr. Cardenas joined Olympus Partners as a Principal in 1997 and has been a Partner of Olympus since 1998.  Mr. Cardenas serves as a Director of several Olympus portfolio companies.  Mr. Cardenas received a B.S. from the University of Virginia and a M.B.A. from the University of North Carolina.

                Mr. Heffernan joined our board of directors in January 2007.  Mr. Heffernan joined Olympus Partners as an Associate in 1998 and has been a Partner of Olympus since 2004.  Mr. Heffernan has served as a Director of several Olympus portfolio companies.  Mr. Heffernan received a B.S. from the Wharton School of the University of Pennsylvania and a M.B.A. from the Stanford University Graduate School of Business.

Board of Directors

                As of March 17, 2008, Parent has a five-member board of directors consisting of Messrs. Fitzpatrick, Morris, Mischianti, Cardenas and Heffernan.  The bylaws of Parent permit the directors to increase the size of the board of directors of Parent by resolution approved by a majority vote.  All of Parent’s stockholders are party to a stockholders agreement whereby (i) Olympus Growth Fund IV, L.P. has the right to designate each representative to the board of directors of Parent and each of its subsidiaries (including the Company) and (ii) the stockholders of Parent agree to take all appropriate action to fix the size of the board of directors of Parent at five (or such higher number as determined by Olympus Growth Fund IV, L.P.) and to vote the shares over which they exercise voting power in favor of the election of to the board of Parent and each of its subsidiaries each designee to the respective board thereof as designated by Olympus Growth Fund IV, L.P..  As of March 17, 2008, the board of directors of each of Parent and the Company consists of Messrs. Fitzpatrick, Morris, Mischianti, Cardenas and Heffernan.  See “Certain Relationships and Related Party Transactions and Director Independence - Stockholders Agreement.”

       As a private company, we do not have an audit, compensation or nominating committee.  We have not determined whether any member of our board of directors is an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

Compensation Committee Interlocks and Insider Participation

  Our board is currently composed of five directors, of which Mr. Fitzpatrick is an executive officer of the Company and he participated in deliberations of the board concerning executive officer compensation during 2007 (other than his own compensation).  For a description of the transactions between us and our directors, and entities affiliated with such directors, see the sections entitled “Executive Compensation” and “Certain Relationships and Related Party Transactions, and Director Independence.”  None of our executive officers has served as a member of the board of directors or compensation committee of another entity that had one or more of its executive officers serving as a member of our board of directors.

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

                Our executive compensation consists of the following components (i) base salary, (ii) annual cash bonus, (iii) transaction incentive bonus, and (iv) long-term incentive awards – stock option grants or restricted stock grants.

                Base Salary.  Base salary is established based on the experience, skills, knowledge and responsibilities required of the executive officer.  When establishing the 2007 base salaries of the executive officers, a number of factors were considered, including the individual’s performance and growth of duties and responsibilities.  We seek to maintain base salaries that are competitive with the marketplace, to allow us to attract and retain executive talent.

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

                Annual Cash Bonus Incentive.  Executives directly affect the Company’s ability to attain its strategic objectives.  The annual cash bonus is designed to motivate and provide incentive to executives to attain those Company objectives.  The Board of Directors determines Mr. Fitzpatrick’s bonus percentage, and Mr. Fitzpatrick, in consultation with the Board of Directors, determines the percentage of base salary that is bonus eligible for the other executives.  Success is measured on EBITDA of Woodcraft Industries, Inc., Woodcraft Division, Primewood Division, Brentwood Division, Hardwood, Engineered Wood or a combination.  The percent of planned EBITDA achieved will determine the amount of bonus to be paid based on their sharing percentage and their bonus percentage (as a percent of salary).  The 2007 bonus plan for Mr. Fitzpatrick, Mr. Herbst, and Mr. Beyer provided for a target cash bonus of $227,500, $56,800, and $52,500, respectively, based upon their respective base salaries for 2007.  In 2007, the cash bonuses for Messrs. Fitzpatrick, Herbst, and Beyer were based entirely on the amount by which actual EBITDA exceeds certain planned levels for such year.  They will earn no bonus if EBITDA is below a planned threshold, 100% of their target cash bonuses if EBITDA meets the target threshold and up to 200% of their target cash bonuses if EBITDA meets or exceeds a predetermined maximum EBITDA threshold.  The bonuses are pro rated between threshold and target and between target and maximum and cannot exceed 200% of the target cash bonus.

              For 2007, Mr. Fitzpatrick earned, as incentive compensation, a percentage of his base salary, up to a maximum of 130%. The incentive compensation has been determined on the basis of the actual EBITDA of the Company as compared to the Company’s planned EBITDA.  Based on the Company’s performance, Mr. Fitzpatrick will not receive a cash bonus for 2007.

                For 2007, Mr. Herbst earned, as incentive compensation, a percentage of his base salary, up to a maximum of 80%. The incentive compensation has been determined on the actual EBITDA of the Company as compared to the Company’s planned EBITDA.  Based on the Company’s performance, Mr. Herbst will not receive a cash bonus for 2007.

              For 2007, Mr. Beyer earned, as incentive compensation, a percentage of his base salary, up to a maximum of 75%.  The incentive compensation has been determined, in part on the basis of actual EBITDA of the Company as compared to the Company’s planned EBITDA and, in part, on the basis of actual EBITDA of the PrimeWood division as compared to the planned EBITDA for the PrimeWood division.  Based on the performance of the Company and PrimeWood, Mr. Beyer will not receive a cash bonus for 2007.

              Transaction Incentive Bonus.  Our Named Executive Officers received a one-time agreed upon transaction bonus in conjunction with the Transaction in recognition of their past services to the Company.  These bonuses were approved by the board members in place prior to the Transaction.

Long Term Incentive Awards.  Through January 9, 2007, all of our executive officers had received equity compensation awards in the form of either incentive stock options and/or non-qualified stock options.  We granted long term incentive awards in the form of stock options because it is a common method for privately-held companies to provide equity incentives to executive officers.  The options were designed to align the interests of our executive officers with our stockholders’ long-term interests by providing them with equity-based awards that vest over a period of time and become exercisable upon the occurrence of certain events, as well as to reward executive officers for performance.  As a result of the Transaction, all of the foregoing options which were outstanding at the time of the Transaction were cashed out and terminated on January 9, 2007.

Parent issued Restricted Stock Agreements on August 31, 2007 and September 14, 2007 to all of our executive officers.  Likewise with stock options, we granted long term incentive awards in the form of restricted stock because it is a common method for privately-held companies to provide equity incentives to executive officers.  The restricted stock is designed to align the interests of our executive officers with our stockholders’ long-term interests by providing them with equity-based awards that vest over a period of time upon the occurrence of certain events, as well as to reward executive officers for performance.  The restricted stock becomes fully vested after seven years, or earlier, if certain milestones, as defined, are met.

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

Board of Directors

John Fitzpatrick (Chair)

Robert S. Morris

Louis J. Mischianti

L. David Cardenas

Keith Heffernan

                Summary Compensation Table.  The following table sets forth information for 2007 and 2006 concerning compensation for services rendered in all capacities awarded to and earned by our Chief Executive Officer, Chief Financial Officer, and our only other executive officer who was serving as an executive officer on December 31, 2007.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (4)		Total
John Fitzpatrick,	2007	$350,000	—	$15,115	(1)	—		$658,800	(3)	(4)	$2,471,858	(5)	$3,541,118
President and Chief	2006	$350,000	$155,233	—		$64,383	(2)	—		(4)	$4,400	(6)	$574,016
Executive Officer
Dale Herbst,	2007	$142,000	—	$10,077	(1)	—		$250,000	(3)	(4)	$841,619	(5)	$1,273,926
Chief Financial Officer,	2006	$141,346	$39,381	—		—		—		(4)	$3,534	(6)	$184,261
Treasurer, and Secretary
Joel Beyer,	2007	$140,000	—	$6,046	(1)	—		$20,000	(3)	(4)	$616,036	(5)	$800,220
Vice President of	2006	$140,000	$7,280	—		—		—		(4)	5,011	(7)	$152,291
Operations-Primewood

(1)                                  Represents the dollar amount recognized for financial statement reporting purposes with respect to 2007 in accordance with SFAS 123(R) of restricted stock awards of Parent common stock.  There were no forfeitures of such shares in 2007.  See Note 2 “Restricted Stock” to the Company’s consolidated financial statements for further discussion of such restricted stock grants.

(2)                                  Represents the dollar amount recognized for financial statement reporting purposes with respect to 2007 in accordance with SFAS 123(R) of options granted to John Fitzpatrick on May 31, 2006 to purchase 240,000 shares of the Company’s common stock.  See Note 2 “Stock Options” to the Company’s consolidated financial statements for further discussion of such stock options.

(3)                                  Represents transaction incentives paid in conjunction with the Transaction.

(4)                                  The Company has no pension plan or nonqualified deferred compensation plan.

(5)                                  Consists of contributions by us to his 401(k) account and compensation related to the cancellation of stock options due to the Transaction.  Contributions to the 401(k) account for John Fitzpatrick, Dale Herbst, and Joel Beyer was $3,600 for each individual.  Compensation related to the cancellation of stock options due to the Transaction for John Fitzpatrick, Dale Herbst, and Joel Beyer include $2,468,258, $838,019, and $612,436, respectively.

(6)                                  Consists of contributions by us to his 401(k) account.

(7)                                  Includes $3,794 in contributions by us to his 401(k) account; and $1,217 in taxable wages related to an escrow payment in 2006 due to stock options held in conjunction with the April 2003 acquisition by Behrman Capital III L.P.

     Restricted Stock.  The table below sets forth information concerning the individual grants of restricted stock by Parent to each of the executive officers listed below who received grants in 2007.  The shares of restricted stock vest 25% per year for the fiscal years ending 2007 through 2010, if (i) Parent’s EBITDA meets the applicable target EBITDA for such period and (ii) the applicable participant holding such restricted stock award is still an employee of Parent or one of its subsidiaries.  If, with respect to any particular fiscal year, the applicable EBITDA target for such year is not achieved, half of the applicable amount will vest in that year.  In addition, if applicable EBITDA target is not achieved in a given fiscal year, a “catch up” provision allows the portion of such restricted stock which would otherwise remain unvested due to the failure to achieve such EBITDA target to become vested in subsequent fiscal years, if subsequent performance targets are achieved.  All of the shares of restricted stock become fully vested upon the occurrence of any of the following events: (i) after seven years, provided that the applicable participant is still an employee of Parent or one its subsidiaries; and (ii) upon a sale event involving a change of control of Parent or all or substantially all of Parent’s assets on a consolidated basis, if certain targeted rates of return on Olympus Growth Fund IV, L.P.’s investment are achieved or of the board of directors of Parent so elects.  The shares of restricted stock are voting shares of common stock of Parent.

                In addition to certain other restrictions on such shares, the shares of restricted stock are subject to certain repurchase rights in favor of Parent and Olympus Growth Fund IV, L.P. (as Parent’s majority shareholder) in the event that the holder of such shares ceases to be employed by Parent and its subsidiaries for any reason.  The repurchase price for unvested shares of restricted stock is the lesser of the holder’s original cost to purchase such shares and fair market value, whereas the repurchase price for vested shares of restricted stock is the fair market value of the shares unless the holder is terminated for cause, in which case the repurchase price for vested shares is the lesser of the holder’s original cost and fair market value.

                The following table summarizes information regarding our 2007 bonus plans and restricted stock granted by Parent during 2007:

Grants of Plan-Based Awards

						All Other
						Stock Awards:
			Estimated Future Payouts Under Non-Equity			Number of	Exercise or	Grant Date
			Incentive Plan			Shares of	Base Price of	Fair Value of
		Approval	(1)			Stock	Stock Awards	Stock Awards
Name	Grant Date	Date	Threshold ($)	Target ($)	Maximum ($)	(#)(2)	($/Sh)	(3)
John Fitzpatrick	January 1, 2007	January 1, 2007	$15,167	$227,500	$455,000	—	$—	—
	August 31, 2007	August 3, 2007	—	—	—	8,408.95	$.01	$60,460
Dale Herbst	January 1, 2007	January 1, 2007	$3,787	$56,800	$113,600	—	—	—
	August 31, 2007	August 3, 2007	—	—	—	5,605.97	$.01	$40,307
Joel Beyer	January 1, 2007	January 1, 2007	3,500	$52,500	$105,000	—	—	—
	August 31, 2007	August 3, 2007	—	—	—	3,363.58	$.01	$24,184

(1)          Please see “2007 Bonus Plan for Messrs. Fitzpatrick, Herbst, and Beyer” and “Annual Cash Bonus Incentive” under “Executive Compensation” for a description of the 2007 Bonus Plan.  Actual payments in respect to 2007 are shown in the “Summary Compensation” table in the column titled “Bonus”.

(2)          Represents the restricted stock awarded on August 31, 2007.

(3)          Represents the fair market value, under SFAS 123(R), on the date of issuance by Parent of restricted stock grants awarded on August 31, 2007.

                2007 Bonus Plan for Messrs. Fitzpatrick, Herbst, and Beyer.  The 2007 bonus plan for Mr. Fitzpatrick, Mr. Herbst, and Mr. Beyer provided for a target cash bonus of $227,500, $56,800, and $52,500, respectively, based upon their respective base salaries for 2007 of $350,000, $142,000, and $140,000, respectively.  In 2007, the cash bonuses for Messrs. Fitzpatrick, Herbst, and Beyer were based entirely on the amount by which actual EBITDA exceeded certain planned levels for such year.  They were not entitled to earn a bonus if actual EBITDA for the year ended December 31, 2007 was below the planned threshold for such period, were entitled to 100% of their target cash bonuses if actual EBITDA met the target threshold and were entitled to up to 200% of their target cash bonuses if EBITDA met or exceeded a pre-determined maximum EBITDA threshold.  The bonuses are pro rated between threshold and target and between target and maximum and cannot exceed 200% of the target cash bonus.  Based on the Company’s performance, Messrs. Fitzpatrick, Herbst, and Beyer will not receive a cash bonus for 2007.

                Restricted Stock Plan  In 2007, Parent issued restricted stock awards to certain Company management personnel, with such grants consisting of 55,218.83 shares of Parent’s restricted common stock in the aggregate.  The shares of restricted stock vest 25% per year for the fiscal years ending 2007 through 2010, if (i) Parent’s EBITDA meets the applicable target

EBITDA for such period and (ii) the applicable participant holding such restricted stock award is still an employee of Parent or one of its subsidiaries.  If, with respect to any particular fiscal year, the applicable EBITDA target for such year is not achieved, half of the applicable amount will vest in that year.  In addition, if applicable EBITDA target is not achieved in a given fiscal year, a “catch up” provision allows the portion of such restricted stock which would otherwise remain unvested due to the failure to achieve such EBITDA target to become vested in subsequent fiscal years, if subsequent performance targets are achieved.  All of the shares of restricted stock become fully vested upon the occurrence of any of the following events: (i) after seven years, provided that the applicable participant is still an employee of Parent or one its subsidiaries; and (ii) upon a sale event involving a change of control of Parent or all or substantially all of Parent’s assets on a consolidated basis, if certain targeted rates of return on Olympus Growth Fund IV, L.P.’s investment are achieved or of the board of directors of Parent so elects.  The shares of restricted stock are voting shares of common stock of Parent.

                In addition to certain other restrictions on such shares, the shares of restricted stock are subject to certain repurchase rights in favor of Parent and Olympus Growth Fund IV, L.P. (as Parent’s majority shareholder) in the event that the holder of such shares ceases to be employed by Parent and its subsidiaries for any reason.  The repurchase price for unvested shares of restricted stock is the lesser of the holder’s original cost to purchase such shares and fair market value, whereas the repurchase price for vested shares of restricted stock is the fair market value of the shares unless the holder is terminated for cause, in which case the repurchase price for vested shares is the lesser of the holder’s original cost and fair market value.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (1)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
John Fitzpatrick	6,307	$10,343	N/A	N/A
Dale Herbst	4,205	$6,896	N/A	N/A
Joel Beyer	2,523	$4,138	N/A	N/A

(1)   Represents the number of restricted stock shares that have not vested, multiplied by the fair market value per share as of December 31, 2007.

                Option Grants Exercised and Restricted Stock Vested.  As a result of the Transaction, all of the foregoing options which were outstanding at the time of the Transaction were cashed out and terminated on January 9, 2007.  There are currently no stock options of the Company issued and outstanding.  Stock awards includes the vested portion as of December 31, 2007 for the Restricted Stock issued on August 31, 2007.  The table below includes the number of options terminated and compensation received in conjunction with the termination of options, and the number of stock awards vested in 2007 and the estimated value for those vested options.

Option Exercises and Restricted Stock Vested

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#) (1)	Value realized on exercise ($) (2)	Number of shares vested (#) (3)	Value of shares vested ($) (4)
John Fitzpatrick	860,000	$2,468,258	2,102	$3,447
Dale Herbst	235,000	$838,019	1,401	$2,298
Joel Beyer	175,000	$612,436	841	$1,379

(1)          All remaining unvested stock options outstanding on January 9, 2007 became vested in conjunction with the Transaction.  The options were then terminated and the difference between fair market value and the exercise price was realized as compensation to each executive officer.

(2)          Represents compensation received in conjunction with the termination of the stock options due to the Transaction.  The compensation was determined by the difference in the fair market value per share and the exercise price per share, multiplied by the number of shares.

(3)          Represents the number of restricted stock shares vested during 2007.

(4)          Represents the number of restricted stock shares vested during 2007, multiplied by the fair market value per share as of December 31, 2007.

Pension Benefits

                The Company has no pension benefit plan.

Non-Qualified Deferred Compensation

                The Company has no non-qualified deferred compensation plan.

Employment Agreements

On December 11, 2006, Parent and a newly formed wholly owned subsidiary of Parent (“Mergerco”), in anticipation of the consummation of the Transaction entered into employment agreements (each an “Employment Agreement”) with the Messrs. John Fitzpatrick, as Chief Executive Officer, Dale Herbst, as Chief Financial Officer, and Joel Beyer, as Vice President of Operations (PrimeWood division).  Pursuant to each Employment Agreement, upon consummation of the Transaction, the Employment Agreements of Messrs. Fitzpatrick, Herbst and Beyer superceded and preempted their respective 2003 Agreements.  On January 9, 2007, by operation of law upon consummation of the Transaction, each Employment Agreement was assigned by Mergerco to the Company.

The table below summarizes the provisions in the Employment Agreements of our Named Executive Officers.  The Named Executive Officers will receive no cash severance payments for termination with cause, voluntary termination without good reason, death, or any transaction involving a change in control of Parent or the Company.

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

Mr. Fitzpatrick’s Employment Agreement provides for an initial annual base salary of $350,000 and an annual performance-based bonus of up to one-hundred thirty percent (130%) of his base salary for fiscal year 2007.  Mr. Fitzpatrick’s Employment Agreement provides for annual reviews of Mr. Fitzpatrick’s base salary to determine whether an adjustment to his annual base salary is appropriate.  Mr. Fitzpatrick’s Employment Agreement provides that Mr. Fitzpatrick, subject to his eligibility, be included in all employee benefit plans established by the Company.  Mr. Fitzpatrick’s Employment Agreement may be terminated at any time, with or without cause, by either party.  Mr. Fitzpatrick’s Employment Agreement also contains non-disclosure provisions and prohibits Mr. Fitzpatrick from competing with the Company during the term of his employment and for a period of two years thereafter.  Mr. Fitzpatrick holds shares of restricted stock that are subject to certain repurchase rights in favor of Parent and Olympus Growth Fund IV, L.P. (as Parent’s majority shareholder) in the event that the holder of such shares ceases to be employed by Parent and its subsidiaries for any reason.  The repurchase price for unvested shares of restricted stock is the lesser of the holder’s original cost to purchase such shares and fair market value, whereas the repurchase price for vested shares of restricted stock is the fair market value of the shares unless the holder is terminated for cause, in which case the repurchase price for vested shares is the lesser of the holder’s original cost and fair market value.

                Mr. Herbst’s Employment Agreement provides for an initial annual base salary of $142,000 and an annual performance-based bonus of up to eighty percent (80%) of his base salary for fiscal year 2007.  Mr. Herbst’s Employment Agreement provides for annual reviews of Mr. Herbst’s base salary to determine whether an adjustment to his annual base salary is appropriate.  Mr. Herbst’s Employment Agreement provides that Mr. Herbst, subject to his eligibility, be included in all employee benefit plans established by the Company.  Mr. Herbst’s Employment Agreement may be terminated at any time, with or without cause, by either party.  Mr. Herbst’s Employment Agreement also contains non-disclosure provisions and prohibits Mr. Herbst from competing with the Company during the term of his employment and for a period of one year thereafter.  Mr. Herbst holds shares of restricted stock that are subject to certain repurchase rights in favor of Parent and Olympus Growth Fund IV, L.P. (as Parent’s majority shareholder) in the event that the holder of such shares ceases to be employed by Parent and its subsidiaries for any reason.  The repurchase price for unvested shares of restricted stock is the lesser of the holder’s original cost to purchase such shares and fair market value, whereas the repurchase price for vested shares of restricted stock is the fair market value of the shares unless the holder is terminated for cause, in which case the repurchase price for vested shares is the lesser of the holder’s original cost and fair market value.

                Mr. Beyer’s Employment Agreement provides for an initial annual base salary of $140,000 and an annual performance-based bonus of up to seventy-five percent (75%) of his base salary for fiscal year 2007.  Mr. Beyer’s Employment Agreement provides for annual reviews of Mr. Beyer’s base salary to determine whether an adjustment to his annual base salary is appropriate.  Mr. Beyer’s Employment Agreement provides that Mr. Beyer, subject to his eligibility, be included in all employee benefit plans established by the Company.  Mr. Beyer’s Employment Agreement may be terminated at any time, with or without cause, by either party.  Mr. Beyer’s Employment Agreement also contains non-disclosure provisions and prohibits Mr. Beyer from competing with the Company during the term of his employment and for a period of one year thereafter.  Mr. Beyer holds shares of restricted stock that are subject to certain repurchase rights in favor of Parent and Olympus Growth Fund IV, L.P. (as Parent’s majority shareholder) in the event that the holder of such shares ceases to be employed by Parent and its subsidiaries for any reason.  The repurchase price for unvested shares of restricted stock is the lesser of the holder’s original cost to purchase such shares and fair market value, whereas the repurchase price for vested shares of restricted stock is the fair market value of the shares unless the holder is terminated for cause, in which case the repurchase price for vested shares is the lesser of the holder’s original cost and fair market value.

Directors Compensation

                Our directors do not receive compensation for attending board meetings, other than reimbursement of reasonable out-of-pocket expenses incurred in connection with attending any board meeting or any committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                As of March 17, 2008, all of the Company’s capital stock is owned by Parent.  As of March 17, 2008, the following table sets forth certain information regarding the beneficial ownership of Parent’s Series A Preferred Stock, par value $0.01 per share (“Parent Preferred”), and Common Stock, par value $0.01 per share (“Parent Common”), by (i) each person known to us to beneficially own more than 5% of the outstanding shares of either Parent Preferred and Parent Common; (ii) each of our directors; (iii) each named executive officer and (iv) all of our executive officers and directors as a group.  Beneficial ownership is determined in accordance with the rules of the SEC.  These rules generally attribute beneficial ownership of shares to persons who possess sole or shared voting and/or investment power with respect to the shares shown as beneficially owned.  Unless otherwise indicated in the footnotes to this table, the address of all listed stockholders is c/o WII Components, Inc., 525 Lincoln Avenue, SE, St. Cloud, Minnesota 56304.

	Parent Preferred		Parent Common
Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned	Shares Beneficially Owned	Percentage Beneficially Owned
Olympus Funds(1)	75,395	93%	609,949	86%
Robert S. Morris(1)	75,395	93%	609,949	86%
Louis J. Mischianti(1)	75,395	93%	609,949	86%
L. David Cardenas(1)	75,395	93%	609,949	86%
Keith Heffernan(1)	75,395	93%	609,949	86%
John Fitzpatrick(2)	940	1%	16,014	3%
Dale Herbst(3)	212	*	7,317	1%
Joel Beyer(4)	169	*	4,732	*
All directors and executive officers as a group (7 persons)	76,716	95%	638,012	90%

*              Represents less than 1% of the outstanding voting capital stock.

(1)           Consists of 75,003.855 shares of Parent Preferred and 606,778.23 shares of Parent Common beneficially owned by Olympus Growth Fund IV, L.P. and 392.059 shares of Parent Preferred and 3,171.74 shares of Parent Common beneficially owned by Olympus Executive Fund, L.P.  The shares beneficially owned by Olympus Growth Fund IV, L.P. are beneficially owned indirectly by OGP IV, LLC, the general partner of Olympus Growth Fund IV, L.P., and by Mr. Morris, the managing member of OGP IV, LLC.  The shares beneficially owned by Olympus Executive Fund, L.P. are beneficially owned indirectly by OEF, L.P., the general partner of Olympus Executive Fund, L.P., and by RSM, Corporation, the managing general partner of OEF, L.P, and by Robert S. Morris, the president (and sole stockholder) of RSM, Corporation.

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

(2)           Mr. Fitzpatrick’s shares are held by the John P Fitzpatrick Revocable Trust U/A 12/31/01.  Mr. Fitzpatrick is a trustee of the John P Fitzpatrick Revocable Trust U/A 12/31/01 and Mr. Fitzpatrick and members of his family are the primary beneficiaries.  Mr. Fitzpatrick’s shares include Parent Common shares of 7,605 and Parent Common Restricted shares of 8,409.

(3)           Mr. Herbst’s shares include Parent Common shares of 1,711 and Parent Common Restricted shares of 5,606.

(4)           Mr. Beyer’s shares include Parent Common shares of 1,369 and Parent Common Restricted shares of 3,363.

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

Indemnification Agreements

                We have entered into indemnification agreements with our executive officers, John Fitzpatrick and Dale Herbst.  The form of indemnification agreement provides that the directors and officers will be indemnified for expenses incurred because of their status as a director or officer, as applicable, to the fullest extent permitted by Delaware law and our certificate of incorporation and bylaws.

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

                The boards of Parent and the Company are currently composed of five directors, none of whom would qualify as an independent director based on the definition of independent director set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules.  Because affiliates of Olympus Funds own approximately 87% of the voting stock of Parent, and we do not otherwise have any securities listed on any securities exchange, we are not subject to corporate governance rules that require that a board of directors be composed of a majority of independent directors.

Item 14. Principal Accountants and Services

                Aggregate fees billed by the Company’s principal accounting firms, Grant Thornton LLP  and Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for the fiscal years ended December 31, 2007, and 2006, respectively:

	Year Ended December 31,
	2007	2006
Audit Fees (a)	$119,000	$213,849
Audit-Related Fees (b)	—	6,355
Total audit and audit-related fees	119,000	220,204
Tax Fees (c)	—	88,425

Total Fees	$119,000	$308,629

(a) Fees for audit services:

•                  In 2007, pertained to the audit of the Company’s annual financial statement and review of the Company’s quarterly financial statements ended September 30, 2007

•                  Billed in 2006 for audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements

(b) Fees for audit-related services billed in 2006 consist of:

•                  Review of audit workpapers in connection with the sale of the Company.

(c) Fees for tax services billed in 2006 consist of:

•                  Preparation of tax returns

•                  Research and assistance with earnings and profit, state matters, and other miscellaneous projects

Preapproval Policies

                The Company is not required to have a preapproval policy for services performed by our independent registered pubic accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)          List of Financial Statements, Financial Statement Schedules and Exhibits

(1)  Financial Statements.  Consolidated Financial Statements of WII Components, Inc. and Subsidiaries as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.

Report of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Earnings

Consolidated Statements of Stockholders’ Equity

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

2.1

Amended and Restated Agreement and Plan of Merger dated January 5, 2007, by among WII Holding, Inc., a Delaware corporation, WII Merger Corporation, a Delaware corporation, WII Components, Inc. and Behrman Capital III, L.P., solely in its capacity as stockholders’ representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed March 30, 2007, File No. 333-115490)

3.1

Third Amended and Restated Certificate of Incorporation of WII Components, Inc. (incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed March 30, 2007, File No. 333-115490)

3.2

Bylaws of WII Merger Corporation, which are the current Bylaws of WII Components, Inc. as a result of the Amended and Restated Agreement and Plan of Merger (incorporated herein by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K filed March 30, 2007, File No. 333-115490)

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

10.3

First Lien Senior Secured Credit Agreement, dated as of January 9, 2007, by and among WII Components, Inc. (as successor-in-interest to WII Merger Corporation) as Borrower and Credit Suisse, for itself and as Administrative Agent, Swing Line Lender, an L/C Issuer and as Collateral Agent for all Lenders, and the Lenders Party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2007, File No. 333-115490)

10.4

Amendment No. 1 To The Credit Agreement, dated as of February 7, 2007, by and among WII Components, Inc., as Borrower, and Credit Suisse, for itself and as Administrative Agent, Swing Line Lender, an L/C Issuer and as Collateral Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2007, File No. 333-115490)

10.5

Employment Agreement dated December 11, 2006, between WII Components, Inc. (as successor-in-interest to WII Merger Corporation), WII Holding, Inc. and John Fitzpatrick (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2007, File No. 333-115490) **

10.6

Employment Agreement dated December 11, 2006, between WII Components, Inc. (as successor-in-interest to WII Merger Corporation), WII Holding, Inc. and Dale Herbst (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2007, File No. 333-115490) **

10.7

Employment Agreement dated December 11, 2006, between WII Components, Inc. (as successor-in-interest to WII Merger Corporation), WII Holding, Inc. and Joe Beyer (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2007, File No. 333-115490) **

10.8

Restricted Stock Agreement dated August 31, 2007, between WII Holding, Inc. and John Fitzpatrick (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2007, File No. 333-115490) **

10.9	Restricted Stock Agreement dated August 31, 2007, between WII Holding, Inc. and Dale Herbst (incorporated herein by reference to Exhibit 10.2 to the Company’s

Quarterly Report on Form 10-Q filed November 13, 2007, File No. 333-115490) **

10.10

Restricted Stock Agreement dated August 31, 2007, between WII Holding, Inc. and Joe Beyer (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2007, File No. 333-115490) **

10.11

Amendment No. 3 To The Credit Agreement, dated as of February 19, 2008, by and among WII Components, Inc., as Borrower, the lenders party thereto and Credit Suisse, acting through one or more of its branches, or any Affiliate thereof, as Administrative Agent, Swing Line Lender, an L/C Issuer and Collateral Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 20, 2007, File No. 333-115490)

*10.12

Amendment No. 2 To The Credit Agreement, dated as of June 12, 2007, by and among WII Components, Inc., as Borrower, the lenders party thereto and Credit Suisse, acting through one or more of its branches, or any Affiliate thereof, as Administrative Agent, Swing Line Lender, an L/C Issuer and Collateral Agent.

10.13

Purchase and Exchange Agreement dated April 9, 2003 by and among WII Holdings, Inc. and The Investors and Management Stockholders as defined therein (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

10.14

Amended and Restated Credit Agreement dated as of September 23, 2005 by and among WII Components, Inc., Antares Capital Corporation, and the Financial Institutions party thereto (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q, as amended, File No. 333-115490)

10.15	Bonus Letter Agreement between the Company and John Fitzpatrick, dated May 31,2006 **

10.16	Option Agreement dated May 31, 2006, between the Company and John Fitzpatrick **

10.17	Option Agreement dated May 31, 2006, between the Company and John Fitzpatrick **

*12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, as amended, File No. 333-115490)

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

* Filed herewith.

** Compensation arrangement.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

The transactions in the allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Balance, beginning of year	$104	$118	$209
Provision	50	21	61
Write-offs	(23)	(35)	(152)
Balance, end of year	$131	$104	$118

Item 16. Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized, this 28th day of March 2008:

WII COMPONENTS, INC.

By:	/s/ John Fitzpatrick
John Fitzpatrick, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Fitzpatrick	President and Chief Executive Officer (Principal	March 28,2008
John Fitzpatrick	Executive Officer)

/s/ Dale B. Herbst	Chief Financial Officer, Treasurer and Secretary	March 28,2008
Dale B. Herbst	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Robert S. Morris	Director	March 28,2008
Robert S. Morris

/s/ Louis J. Mischianti	Director	March 28,2008
Louis J. Mischianti

/s/ L. David Cardenas	Director	March 28, 2008
L. David Cardenas

/s/ Keith Heffernan	Director	March 28, 2008
Keith Heffernan