Form 10-Q
period 2008-03-31
WII Components, Inc.
filed 2008-05-12
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Yes ☒  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒.

As of May 5, 2008, 100 shares of common stock, $.01 par value per share, were outstanding (all of which are owned by WII Holding, Inc.).

WII COMPONENTS, INC.

FORM 10-Q

Quarter Ended March 31, 2008

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash	$1,755	$19,574
Accounts receivable, net	16,883	13,669
Inventories	19,919	20,825
Other current assets	3,330	2,480
Total current assets	41,887	56,548

Property, plant, and equipment, net	60,008	60,647
Goodwill	112,748	112,748
Customer relationship	11,167	11,581
Noncompete agreements	90	99
Other assets	5,973	6,334
TOTAL	$231,873	$247,957

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,214	$1,284
Accounts payable	4,718	3,302
Accrued payroll	3,769	4,185
Due to Parent	4,953	4,058
Other current liabilities	6,641	16,686
Total current liabilities	21,295	29,515

Long-term debt, net of current maturities	118,358	123,448
Deferred income tax liability	6,396	6,396
Other long-term liabilities	2,729	2,729

Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	71,254	71,241
Retained earnings	11,841	14,628
Total stockholders’ equity	83,095	85,869
TOTAL	$231,873	$247,957

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31, 2008	Three Months Ended March 31,2007
NET SALES	$56,019	$61,006
COST OF SALES	48,192	50,257
Gross profit	7,827	10,749

OPERATING EXPENSES:
General and administrative	2,760	12,333
Selling and marketing	840	863
(Gain) loss on sale of assets	(1)	15
Total operating expenses	3,599	13,211

OPERATING INCOME (LOSS)	4,228	(2,462)

OTHER INCOME (EXPENSE):
Interest income	93	52
Interest expense	(3,308)	(4,023)
Gain on extinguishment of debt	1,725	—
Other income (expense)	3	(2)
Total other income (expense)	(1,487)	(3,973)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,741	(6,435)
INCOME TAXES	1,058	(4,094)
NET EARNINGS (LOSS)	$1,683	$(2,341)

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
OPERATING ACTIVITIES:
Net earnings (loss)	$1,683	$(2,341)

Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	2,213	2,160
(Gain) loss on sale of assets	(1)	15
Amortization of debt issue costs	382	870
Gain on extinguishment of debt	(1,725)	—
Deferred income taxes	—	(33)
Stock compensation expense	13	1,029
Current portion of tax benefit due to Seller	—	(4,106)

Change in operating assets and liabilities:
Accounts receivable	(3,214)	(4,059)
Inventories	906	796
Other current assets	(850)	(1,213)
Accounts payable	1,503	1,001
Due to Parent	895	—
Accrued payroll and other current liabilities	(10,462)	(4,888)
Other long-term liabilities	—	114
Net cash used in operating activities	(8,657)	(10,655)

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(1,241)	(2,226)
Proceeds from sale of assets	4	2
DMI earn-out payment	—	(4,000)
Net cash used in investing activities	(1,237)	(6,224)

FINANCING ACTIVITIES:
Principal payments under long-term financing agreements	(10,034)	(8,119)
Recapitalization – equity contribution	—	21,747
Debt issuance costs	(21)	(3,616)
Recapitalization – repurchase of stock options	—	(7,880)
Expenses paid on behalf of Parent	—	(1,196)
Distribution to Parent	(4,470)	—
Borrowings of long-term debt	6,600	10,152
Net cash (used in) provided by financing activities	(7,925)	11,088

NET DECREASE IN CASH	(17,819)	(5,791)
CASH—Beginning of period	19,574	8,048

CASH—End of period	$1,755	$2,257

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,194	$6,309

Cash paid for income taxes–net	$294	$265
NONCASH ACTIVITY:
Recapitalization – repurchase of common stock funded by the Parent	$—	$226

Future tax benefit due to Seller in:
Other current assets	$—	$(5,985)
Other current liabilities	$—	$7,073
Other long-term liabilities	$—	$2,004
Deferred income taxes	$—	$2,945

Capital expenditures in accounts payable	$66	$545

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  BASIS OF PRESENTATION

Company Background-  On January 9, 2007, WII Components, Inc. (the “Company”) was acquired by WII Holding, Inc. (“Parent”), a newly formed investment entity controlled by investment funds managed by Olympus Partners.  For ease of reference, these funds are sometimes collectively referred to herein as the “Olympus Funds.”  The acquisition was consummated through a merger of WII Merger Corporation (“MergerCo”), a wholly owned subsidiary of Parent, with and into the Company with the Company being the surviving corporation in the transaction (the “Transaction”).  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the Transaction was approximately $293.1 million, less indebtedness and certain expenses.  The aggregate purchase price and related fees and expenses were funded by borrowings under new credit facilities by the Company and private offerings of debt and equity securities by Parent.  The Transaction has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.  The Company did not push down the basis because of the significance of the publicly traded debt outstanding, which hinders the Parent’s ability to control the form of ownership of the Company.

The Company prepared the accompanying unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, certain notes or other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted.  Therefore, the Company suggests that these financial statements be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2007 included in its Form 10-K as filed with the Securities and Exchange Commission on March 28, 2008.  The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all the information and notes required by accounting principles generally accepted in the United States of America for complete presentation.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly, when read in conjunction with the consolidated financial statements and accompanying notes for the period ended December 31, 2007 included in our Form 10-K as filed with the Securities and Exchange Commission on March 28, 2008, our financial position, results of operations and cash flows for the periods presented.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

Inventories—Inventories consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$10,694	$11,021
Work in process	5,097	5,187
Finished goods	3,996	4,198
LIFO adjustment	132	419
	$19,919	$20,825

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market. The remainder of the inventory is valued under the first-in, first-out method (“FIFO”).  As of March 31, 2008 and December 31, 2007, inventory on the LIFO method represented 67% and 65%, respectively, of consolidated inventories.

Goodwill—The Company evaluates goodwill for impairment at least annually or when events or changes in circumstances indicate impairment.  The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year.  Fair value is measured using a market multiple valuation method.  The carrying amount of goodwill was $112.7 million at December 31, 2007 and March 31, 2008.

Customer Relationship—Customer relationships relate to intangible assets recorded through previous acquisitions for relationships with significant customers. The original cost of these customer relationships was $16.6 million, and the related accumulated amortization as of March 31, 2008 is $5.4 million.  The intangible assets are being amortized over the estimated life of 10 years. Amortization was $414,000 for the three-month periods ended March 31, 2008 and 2007.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

2008	$1,657
2009	1,658
2010	1,657
2011	1,658
2012	1,657
2013-2015	3,294

Noncompete Agreement—Noncompete agreements primarily relate to agreements with the former owners of Brentwood, Grand Valley, and Dimension Moldings, Inc. The original cost of these noncompete agreements was $2.4 million, and the related accumulated amortization as of March 31, 2008 is $2.3 million.  Noncompete rights are being amortized over the applicable terms of the agreements (5 years, 7 years, and 5 years, respectively).  The noncompete agreement with the former owner of Brentwood was fully amortized in July 2007.  The noncompete agreement with the former owners of Grand Valley and Dimension Moldings, Inc. are expected to be fully amortized by April 2011 and July 2010, respectively.  Amortization was $9,000 and $86,000 for the three-month periods ended March 31, 2008 and 2007, respectively.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

2008	$34
2009	34
2010	26
2011	5

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

                The Company adopted FAS 157 & 159 on January 1, 2008.  The Company did not elect the fair value of accounting option for any eligible assets; therefore, the adoption of these standards had no impact on our financial statements

3. RECAPITALIZATION AND OTHER ACQUISITIONS

On January 9, 2007, the Company was acquired by Parent, a newly formed investment entity controlled by the Olympus Funds.  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the Transaction was approximately $293.1 million, less indebtedness and certain expenses.  The aggregate purchase price and related fees and expenses were funded by borrowings under new credit facilities by the Company and private offerings of debt and equity securities by Parent.  The Transaction has been accounted for as a recapitalization in the Company’s consolidated financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.

                In conjunction with the Transaction, the Company entered into a new senior credit facility (the “New Senior Credit Facility”), with Credit Suisse, Cayman Islands Branch, which provided for (i) a senior secured first lien term loan facility in an aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount up to $25.0 million, subject to certain conditions (the “Revolving Facility” and, together with the First Lien Term Facility, the “First Lien Facilities”), of which $10.0 million is available through a subfacility in the form of letters of credit.

In conjunction with the Transaction, the Parent entered into Note Purchase Agreements with OCM Mezzanine Fund II, L.P. and Olympus Growth Fund IV, L.P.  The Note Purchase Agreement with OCM Mezzanine Fund II, L.P. consisted of $43.0 million senior payment-in-kind notes with no required principal amortization.  The Note Purchase Agreement with Olympus Growth Fund IV, L.P. consisted of $43.0 million junior payment-in-kind notes with no required principal amortization.  These notes (the “Parent Notes”) are scheduled to mature in April 2012.  During the term of the Parent Notes, Parent is able at its option to pay interest on the Parent Notes through the issuance of additional notes.  The Company is not liable for, and has not otherwise guaranteed, any of the obligations of Parent with respect to the Parent Notes.  The Company is, however, subject to a number of restrictive covenants under the Note Purchase Agreements. The Company was in compliance with the restrictive covenants at March 31, 2008.  In addition, the Company is limited in its ability to pay dividends or otherwise make distributions to Parent under the New Senior Credit Facility and the indenture governing the 10% Senior Notes due 2012 (the “Senior Notes”).  The Parent Notes are not reflected in the Company’s consolidated balance sheet due to the significance of the public debt holders’ influence on the Company’s ability to control the form of ownership.  Effective as of June 13, 2007, the Parent issued an additional $20.0 million of Parent Notes to Olympus Growth Fund IV, L.P., and purchased $20.0 million of Parent Notes from OCM Mezzanine Fund II, L.P.  During the three month period ended March 31, 2008, the Company distributed $4.5 million to the Parent for payment on the Parent Notes.  This distribution to the Parent was recorded as a reduction in retained earnings.

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

In conjunction with the Transaction, the previous stockholders of the Company will receive the benefit of certain negotiated transaction related tax deductions whenever such deductions are realized.  Due to this agreement, there was $6.2 million paid during the three-month period ended March 31, 2008.  As of March 31, 2008, $0.5 million is included in Other Current Liabilities and $2.3 million is included in Other Long-Term Liabilities under this agreement.

The Company recorded expenses of $9.9 million in the three months ended March 31, 2007 related to the Transaction.  These expenses comprised $1.0 million of compensation expense related to accelerated vesting of stock options, $0.2 million of employer related payroll taxes for the accelerated vesting of stock options, $1.3 million of transaction incentive expenses, $7.0 million of transaction costs and $0.4 million of deferred financing costs related to refinanced indebtedness.  In addition to these amounts, the Company capitalized $4.0 million of transaction costs into goodwill related to the accelerated earn-out, and $3.6 million of deferred financing costs relating to the New Senior Credit Facility.  Parent made a capital contribution of $21.7 million to the Company in connection with these transaction costs.

On July 28, 2005, the Company acquired substantially all of the assets of a moldings manufacturing company operating under the name of DMI.  The Company paid a cash purchase price at closing of $9.3 million, of which one-half was funded by the sale of shares of the Company’s voting common stock to the Company’s former stockholders, and the remainder with operating cash and a draw down on the Company’s senior secured credit facility.  In addition, the Company was required to pay up to an aggregate of $7.0 million if certain earnings targets are met at the end of each calendar year from 2005 to 2010, which may be accelerated upon certain events.  The Company paid $2.0 million of the earn-out consideration in the first quarter 2006.  As a result of the change in control caused by the Transaction, the remaining $5.0 million potential earn-out obligation was accelerated and paid on January 9, 2007.  As a result of the additional earn-out consideration paid, the total purchase price, including earn-out or acceleration obligations, resulted in goodwill of $5.1 million due to the purchase price in excess of the net assets acquired.  The acquired assets of DMI are now operated and owned by Woodcraft Industries, Inc., the Company’s subsidiary.

4. FINANCING ARRANGEMENTS

The Company has outstanding 10% Senior Notes due in 2012.  During the three months ended March 31, 2008, the Company purchased and canceled approximately $11.5 million in principal amount of the Senior Notes for payment of $9.8 million resulting in a gain on extinguishment of debt of approximately $1.7 million.  The Company used available cash and borrowings under its Revolving Facility for payment thereof.

In conjunction with the Transaction on January 9, 2007, the Company entered into the New Senior Credit Facility with Credit Suisse, Cayman Islands Branch, which provided for (i) the First Lien Term Facility in an aggregate principal amount of $150.0 million and (ii) the Revolving Facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, of which $10.0 million is available through a subfacility in the form of letters of credit.  Subject to certain conditions, the First Lien Term

Facility may be increased by up to $30.0 million during the life of the First Lien Term Facility at the request of the Company with the consent from those lenders that agree to participate in such increase.  Subject to the foregoing, effective as of April 30, 2007, no additional borrowings are available under the First Lien Term Facility beyond the $9.8 million outstanding at March 31, 2007.  As of March 31, 2008, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  As of March 31, 2008, borrowings of $4.2 million were outstanding under the First Lien Term Facility and $6.6 million was outstanding under the Revolving Facility.  As of March 31, 2008, the outstanding principal of such indebtedness bears interest at a fluctuating rate equal to either the base rate plus 2.75% per annum or LIBOR plus 3.75% per annum (effective rate of 6.45% at March 31, 2008).  We must comply with certain financial covenants under our New Senior Credit Facility, including maintenance of an interest coverage ratio, a senior leverage ratio and a total leverage ratio.  We were in compliance with such covenants as of March 31, 2008.  The New Senior Credit Facility is collateralized by substantially all assets of the Company and is scheduled to mature in January 2013.

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

5. RELATED-PARTY TRANSACTIONS

The Company has noncompete agreements with the former owners of Brentwood, Grand Valley, and Dimension Moldings, Inc .

Parent has a management services agreement with Olympus Advisory Partners, an affiliate of the Parent’s largest stockholder.  Parent is obligated to pay a transaction fee to the affiliate for services provided for each financing, refinancing, acquisition, or similar nonrecurring transaction.  The affiliate will be paid $0.6 million annually by Parent for ongoing services provided to the Parent and Company.  The Company paid a total of $150,000 and $100,000 to the Parent for these services during the three-month periods ended March 31, 2008 and 2007, respectively.

The Company and its Parent file a consolidated federal income tax return, and federal income taxes are allocated to the Company based upon the respective taxable earnings or loss.  The Company records income tax liabilities as an amount due to Parent.   As of March 31, 2008 and December 31, 2007, the Company included a total of $5.0 million and $4.1 million, respectively as an amount due to Parent for these income tax liabilities.

6. BUSINESS SEGMENTS

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

                The Company’s sales by product category are as follows (in thousands):

	Period Ended March 31,
	2008	2007
Hardwood products	$46,493	$50,253
Engineered wood products	9,526	10,753
Total	$56,019	$61,006

                Substantially all sales are made within North America.

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

•                  the highly competitive nature of our industry; and

•                  increases in the cost of labor.

Overview

We believe that we are one of the leading manufacturers of hardwood doors, hardwood components and engineered wood products for the kitchen and bath cabinet market in the United States. Our products include (1) hardwood cabinet door components, face frames and drawer fronts, (2) fully assembled hardwood cabinet doors, (3) rigid thermofoil, or RTF, cabinet doors and components, (4) veneer raised panels, or VRPs, and (5) a variety of laminated and profile-wrapped components. We generate approximately 94% of our sales from the kitchen and bath cabinet manufacturing industry. Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders. We conduct all of our operations through our Woodcraft, PrimeWood and Brentwood subsidiaries and we operate thirteen manufacturing facilities located in Minnesota, North Dakota, Oregon, Ohio, Kansas, Pennsylvania, Utah, North Carolina, Washington and Kentucky that allow us to distribute our products nationwide.

In the past ten years, we have consummated four strategic acquisitions that have enhanced our market position, product breadth and geographic reach.  In June 1998, we acquired PrimeWood, a manufacturer of RTF, VRP and profile-wrapped engineered wood products based in North Dakota.  In July 2002, we acquired Brentwood, a manufacturer of solid wood and RTF cabinet doors located in Oregon.  In April 2004, we acquired Grand Valley, a manufacturer of solid wood cabinet doors located in Ohio.  In July 2005, we acquired substantially all of the assets of Dimension Moldings, Inc. (DMI), which was in the business of manufacturing hardwood component moldings at a facility located in Middlefield, Ohio.  Following the acquisition, our Woodcraft subsidiary manufactures hardwood component moldings at the Middlefield facility.

                On January 9, 2007, WII Components, Inc. (the “Company”) was acquired by WII Holding, Inc. (“Parent”), a newly formed investment entity controlled by investment funds managed by Olympus Partners.  For ease of reference, these funds are sometimes collectively referred to herein as the “Olympus Funds.”  The acquisition was consummated through a merger of WII Merger Corporation (“MergerCo”), a wholly owned subsidiary of Parent, with and into the Company with the Company being the surviving corporation in the transaction (the “Transaction”).  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the Transaction was approximately $293.1 million, less indebtedness and certain expenses.  The Transaction has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.  The Company did not push down the basis because of the significance of the publicly traded debt outstanding, which hinders the Parent’s ability to control the form of ownership of the Company.

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

The following table outlines, for the three months ended March 31, 2008 and 2007, selected operating data derived from our condensed consolidated statements of earnings and presents this information as a percentage of net sales:

	WII Components, Inc.
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(dollars in thousands)
Net sales	$56,019	$61,006
% of net sales	100.0%	100.0%
Cost of sales	48,192	50,257
% of net sales	86.0%	82.4%

Gross profit	7,827	10,749
% of net sales	14.0%	17.6%
Operating expenses	3,599	13,211
% of net sales	6.5%	21.6%

Operating income (loss)	4,228	(2,462)
% of net sales	7.5%	-4.0%
Other expenses (income):
Interest expense	3,308	4,023
% of net sales	5.9%	6.6%
Other income, net	(1,821)	(50)
% of net sales	(3.3)%	-0.0%
Income tax provision (benefit)	1,058	(4,094)
% of net sales	1.9%	-6.7%

Net earnings (loss)	1,683	(2,341)
% of net sales	3.0%	-3.8%

Net sales.  Net sales decreased $5.0 million, or 8.2%, from $61.0 million for the three months ended March 31, 2007 to $56.0 million for the three months ended March 31, 2008.  Sales in our hardwood and engineered wood product line decreased $3.8 million and $1.2 million, respectively.  These decreases are attributable to a combination of (i) an overall slowdown in the market that began in the second half of 2006, and (ii) lower selling prices in conjunction with lower material costs.

Cost of sales.  Cost of sales decreased $2.1 million, or 4.2%, from $50.3 million for the three months ended March 31, 2007 to $48.2 million for the three months ended March 31, 2008.  This decrease in cost of sales is primarily attributable to lower material, labor and overhead costs as a result of lower volume of sales, but other factors include (i) lower stock compensation expense and (ii) lower hardwood material costs. These were partially offset by (i) unfavorable LIFO cost of material adjustment in 2008 versus 2007, (ii) higher labor costs due to lower efficiencies in conjunction with lower sales volume, and (iii) higher overhead costs due to added production facilities with lower sales volume in 2008.

Gross profit.  Gross profit decreased $2.9 million, or 27.1%, from $10.7 million for the three months ended March 31, 2007 to $7.8 million for the same period in 2008.  As a percentage of net sales, our gross profit decreased 360 basis points from 17.6% for the three months ended March 31, 2007 to 14.0% for the same period in 2008.  This decrease is related to (i) higher labor costs due to lower efficiencies in conjunction with lower sales volume (ii) higher overhead costs due to added production facilities with lower sales volume, (iii) higher material cost in 2008 due to the LIFO material cost adjustment and (iv) lower selling prices in 2008 in conjunction with indexed material cost decreases that have occurred over the past year.

Operating expenses.  Operating expenses decreased $9.6 million, or 72.7%, from $13.2 million for the three months ended March 31, 2007 to $3.6 million for the same period in 2008.  The decrease consists of approximately; (i) $7.2 million of transaction expenses in 2007 related to the Transaction, (ii) $0.4 million in 2007 related to efforts to refinance a portion of the outstanding debt, (iii) $1.0 million in transaction incentives incurred in 2007 in connection with the Transaction, and (iv) $1.0 million related to lower stock compensation expense and lower salaries due to eliminated positions in 2008.

Operating income.  Operating income increased by $6.7 million, from a loss of $2.5 million for the three months ended March 31, 2007 versus an income of $4.2 million for the three months ended March 31, 2008 as a result of the net effect of the factors described above.

Interest expense.  Interest expense decreased $0.7 million, or 17.5%, from $4.0 million for the three months ended March 31, 2007 to $3.3 million for the three months ended March 31, 2008.  This decrease relates to (i) the write-off of deferred financing fees in 2007 for the 2005 Senior Credit Facility, and (ii) lower interest expense in 2008 due to lower debt balances for the Senior Notes and the First Lien Term Facility.

Other income.  Other income was $50,000 and $1.8 million for the three months ended March 31, 2007 and March 31, 2008, respectively.  This income represents interest received from our interest bearing accounts and 2008 also includes $1.7 million for gain on the extinguishment of debt.

Income tax expense.  Income tax expense increased $5.1 million, from an income tax benefit of $4.1 for the three months ended March 31, 2007 versus an income tax expense of $1.0 for the three months ended March 31, 2008 due to increased earnings in 2008.  The effective tax rate decreased from 63.6% in 2007 to 38.6% in 2008 due to permanent differences associated with the Transaction in 2007.

Net earnings.  Net earnings increased $4.0 million, from net loss of $2.3 million for the three months ended March 31, 2007 versus a net earnings of $1.7 million for the three months ended March 31, 2008 as a result of the factors described above.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our existing senior secured credit facilities.

The Company has outstanding 10% Senior Notes due in 2012.  During the three months ended March 31, 2008, the Company purchased and canceled approximately $11.5 million in principal amount of the Senior Notes for payment of $9.8 million resulting in a gain on extinguishment of debt of approximately $1.7 million.  The Company used available cash and borrowings under its Revolving Facility for payment thereof.

Each of the Company’s subsidiaries, which are all 100% owned subsidiaries of the Company, have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. The Company has no assets or operations independent of its subsidiaries other than the Senior Notes and its investments in such guarantor subsidiaries.  As a result, the Company has not presented separate financial statements of the subsidiary guarantors.

In conjunction with the Transaction on January 9, 2007, the Company entered into the New Senior Credit Facility with Credit Suisse, Cayman Islands Branch, which provided for (i) the First Lien Term Facility in an aggregate principal amount of $150.0 million and (ii) the Revolving Facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, of which $10.0 million is available through a subfacility in the form of letters of credit.  Subject to certain conditions, the First Lien Term Facility may be increased by up to $30.0 million during the life of the First Lien Term Facility at the request of the Company with the consent from those lenders who agree to participate in such increase.  Subject to the foregoing, effective as of April 30, 2007, no additional borrowings are available under the First Lien Term Facility beyond the $9.8 million outstanding at March 31, 2007.  As of March 31, 2008, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  As of March 31, 2008, borrowings of $4.2 million were outstanding under the First Lien Term Facility and $6.6 million was outstanding under the Revolving Facility.  As of March 31, 2008, the outstanding principal of such indebtedness bears interest at a fluctuating rate equal to either the base rate plus 2.75% per annum or LIBOR plus 3.75% per annum (effective rate of 6.45% at March 31, 2008).  We must comply with certain financial covenants under our New Senior Credit Facility, including maintenance of an interest coverage ratio, a senior leverage ratio and a total leverage ratio.  We were in compliance with such covenants as of March 31, 2008.  Indebtedness for borrowed money incurred under our New Senior Credit Facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles and is scheduled to mature in January 2013.

As of March 31, 2008, the weighted average interest rate for the Company’s outstanding debt was 9.7%.

Our New Senior Credit Facility and the indenture for the Senior Notes impose certain restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.

As of March 31, 2008 and December 31, 2007, we had $0.5 million of capital lease obligations, all of which was classified as current.

As of March 31, 2008, we had $1.8 million of cash and cash equivalents available for any corporate purposes, compared to $19.6 million as of December 31, 2007.  Cash and cash equivalents as of December 31, 2007 included approximately $6.2 million related to income tax refunds due to previous stockholders of the Company, which is included in Other Current Liabilities on the Balance Sheet as of December 31, 2007.  The $6.2 million related to income tax refunds to previous stockholders of the Company was paid in the three months ended March 31, 2008.

Cash flow from operating activities.  Cash used by operating activities was $8.7 million for the three months ended March 31, 2008, and $10.7 million for the three months ended March 31, 2007.  The decreased use of cash for operating activities is mainly attributable to higher net income in 2008.  The cash used by operating activities for the three months ended March 31, 2008 includes the payment of $6.2 million for income tax refunds that were due to previous stockholders of the Company related to deductible transaction costs.

Cash flow from investing activities.  Net cash used in investing activities was $1.2 million for the three months ended March 31, 2008 and $6.2 million for the three months ended March 31, 2007. Capital expenditures in the three months ended March 31, 2008 were $1.2 million compared to $2.2 million for the three months ended March 31, 2007. The decrease in capital expenditures in 2008 is primarily due to lower capital expenditures needed for capacity requirements.  Net cash used in investing activities for the three months ended March 31, 2007 includes $4.0 million due to an accelerated Dimension Moldings, Inc. earn-out payment in conjunction with the Transaction.

Cash flow from financing activities.  Net cash used by financing activities for the three months ended March 31, 2008 totaled $7.9 million primarily due to (i) the purchase and cancellation of approximately $11.5 million in principal amount of the Senior Notes at a net of discount cost of $9.8 million, (ii) capital lease payments of $0.1 million, (iii) principal payments on the New Senior Credit Facility of $0.2 million, and (iv) a distribution on behalf of the Parent for principal and interest on a portion of the Parent Notes of $4.5 million.  The net cash used by financing activities for the three months ended March 31, 2008 was offset by an advance on the Revolving Facility of $6.6 million.  Net cash provided by financing activities for the three months ended March 31, 2007 totaled $11.1 million primarily due to (i) capital contributions of $21.7 million that funded debt issuance costs of $3.6 million and stock option payments of $7.9 million, (ii) borrowings of long-term debt under the New Senior Credit Facility of $10.2 million that funded the repayment of the 2005 Senior Credit Facility of $7.5 million, (iii) capital lease payments of $0.1 million, (iv) principal payments on the New Senior Credit Facility of $0.4 million, and (v) a distribution on behalf of the Parent for costs in conjunction with the Transaction of $1.2 million.

We anticipate that the funds generated by operations and funds available under the New Senior Credit Facility will be sufficient to meet working capital requirements and to finance capital expenditures for the foreseeable future, including the next twelve months. We cannot provide assurances that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our New Senior Credit

Facility in an amount sufficient to enable us to service our indebtedness, including the Senior Notes, or to fund our other liquidity needs. In addition, we cannot provide assurances that we will be able to refinance any of our indebtedness, including our New Senior Credit Facility and the Senior Notes, on commercially reasonable terms, if at all.  We intend to incur additional capital expenditures in the ordinary course of business.

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

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2007, we identified the critical accounting policies, which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.  We have not changed these policies from those previously disclosed in our annual report.

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

Interest rate risk.  We are exposed to market risk relating to changes in interest rates in respect of a portion of our long-term debt and a portion of our capital leases. As of March 31, 2008, we had $4.2 million outstanding under the First Lien Term Facility, which bears interest at variable rates.  In addition, as of that date, we had approximately $0.3 million of capital leases that bear interest at variable rates. We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

Market conditions.  The Company derives a significant portion of its revenue as a result of the demand for its products created by the building of new homes, and repair and remodeling of existing homes.  During the second half of 2006, the home building, repair and remodeling industry experienced a slowdown as a result of general economic conditions.  This slowdown has continued into 2008, and has had a negative impact on our results of operations for the quarterly period ended March 31, 2008.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2008. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2008, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Chief Executive Officer and Chief Financial Officer have also concluded that controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.  We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)          Changes in internal controls over financial reporting.

None.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

No pending material legal proceedings.

Item 1A. Risk Factors

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2007, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”).  The Risk Factors are hereby incorporated in Part II, Item IA of this Form 10-Q.  Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s securities.

In addition, the following Risk Factor should be considered prior to making an investment decision with respect to the Company’s securities:

If the current slowdown in the home building, repair and remodeling industry continues for an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.  The Company derives a significant portion of its revenue as a result of the demand for its products created by the building of new homes, and repair and remodeling of existing homes.  During the second half of 2006, the home building, repair and remodeling industry experienced a slowdown as a result of general economic conditions.  This slowdown has continued into 2008, and has had a negative impact on our results of operations for the quarterly period ended March 31, 2008.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

WII COMPONENTS, INC.

Dated: May 12, 2008	By:
/s/ John Fitzpatrick
John Fitzpatrick
President and Chief Executive Officer
(Principal Executive Officer)
Dated: May 12, 2008
/s/ Dale B. Herbst
Dale B. Herbst
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)