Form 10-K/A
period 2007-12-31
WII Components, Inc.
filed 2008-08-14
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

AMENDMENT NO. 1
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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting filer:

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

DOCUMENTS INCORPORATED BY REFERENCE:   None.

WII COMPONENTS, INC.

AMENDMENT NO. 1 TO FORM 10-K

Year Ended December 31, 2007

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment No. 1”) is being filed to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, previously filed on March 28, 2008 (the “Original Filing”) in order to include a management’s report of its assessment of the Company’s internal controls over financial reporting in Item 9A of Part II of the Annual Report and revise the certifications contained in Exhibits 31.1 and 31.2 to relate to the Company’s internal controls over financial reporting.  This Amendment No. 1 on Form 10-K/A amends and restates only Items 9A of Part II and Item 15 of Part IV of the Original Filing to reflect the changes to Item 9A and Exhibits 31.1 and 31.2.  Except for the foregoing amended information, this Amendment No. 1 on Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s SEC Filings made subsequent to the original filing.

As used in this Amendment No. 1, the terms “we,” “us” or “our” refer to WII Components, Inc. and its consolidated subsidiaries and their respective predecessors.

PART II

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the Annual Report in connection with the filing of this Amendment No. 1.  For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the end of the period covered by the Annual Report, our disclosure controls and procedures were not effective at a reasonable assurance level.  In reaching this conclusion, the Chief Executive Officer and Chief Financial Officer noted that we failed to include in our Annual Report a report by management on the Company’s internal control over financial reporting and that the certifications contained in Exhibits 31.1 and 31.2 of the Annual Report did not include the required certifications relating to the Company’s internal controls over financial reporting as required by applicable SEC regulations.  We are currently reviewing our disclosure controls and procedures to correct the deficiency that lead to this omission and expect to implement changes in the near term.

Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Prior to the filing our annual report with the SEC on March 28, 2008, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.”  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.  This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

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

10.12

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

10.15	Bonus Letter Agreement between the Company and John Fitzpatrick, dated May 31,2006 **

10.16	Option Agreement dated May 31, 2006, between the Company and John Fitzpatrick**

10.17	Option Agreement dated May 31, 2006, between the Company and John Fitzpatrick**

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to the Company’s Annual Report on Form 10-K for the years ended December 31, 2007).

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, as amended, File No. 333-115490)

*31.1

Certification of Chief Financial Officer, Treasurer, and Secretary of WII Components, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of President and Chief Executive Officer of WII Components, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer, Treasurer, and Secretary of WII Components, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of President and Chief Executive Officer of WII Components, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Compensation arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of August 2008:

WII COMPONENTS, INC.

By:	/s/ John Fitzpatrick
John Fitzpatrick, President and Chief Executive Officer