Form 10-Q/A
period 2008-03-31
WII Components, Inc.
filed 2008-08-14
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

☒                              AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒.

As of May 5, 2008, 100 shares of common stock, $.01 par value per share, were outstanding (all of which are owned by WII Holding, Inc.).

WII COMPONENTS, INC.

AMENDMENT NO. 1 TO FORM 10-Q

Quarter Ended March 31,  2008

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-K/A (“Amendment No. 1”) is being filed to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, previously filed on May 12, 2008 (the “Original Filing”) in order to revise the disclosure relating to management’s evaluation of disclosure controls and procedures contained in Item 4T of Part I of the Quarterly Report and revise the certifications contained in Exhibits 31.1 and 31.2 to relate to the Company’s internal controls over financial reporting.  This Amendment No. 1 on Form 10-Q/A amends and restates only Items 4T of Part I and Item 6 of Part II of the Original Filing to reflect the changes to Item 4T and Exhibits 31.1 and 31.2.  Except for the foregoing amended information, this Amendment No. 1 on Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s SEC Filings made subsequent to the original filing.

As used in this Amendment No. 1, the terms “we,” “us” or “our” refer to WII Components, Inc. and its consolidated subsidiaries and their respective predecessors.

PART I—FINANCIAL INFORMATION

Item 4T. Controls and Procedures

(a)                                 Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the Quarterly Report in connection with the filing of this Amendment No. 1.  For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the end of the period covered by the Quarterly Report, our disclosure controls and procedures were not effective at a reasonable assurance level.  In reaching this conclusion, the Chief Executive Officer and Chief Financial Officer noted that the certifications contained in Exhibits 31.1 and 31.2 did not include the required certifications relating to the Company’s internal controls over financial reporting as required by applicable SEC regulations.  We are currently reviewing our disclosure controls and procedures to correct the deficiency that lead to this omission and expect to implement changes in the near term.

(b)                                Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

31.1*                   Certification of Vice President, Treasurer and Secretary of WII Components, Inc., pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*                   Certification of Chief Executive Officer of WII Components, Inc., pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**            Certification of Vice President, Treasurer and Secretary of WII Components, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**            Certification of Chief Executive Officer of WII Components, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

**This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WII COMPONENTS, INC.

Dated: August 14, 2008	By:
/s/ John Fitzpatrick
John Fitzpatrick
President and Chief Executive Officer
(Principal Executive Officer)
Dated: August 14, 2008
/s/ Dale B. Herbst
Dale B. Herbst
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

2