Form 10-Q
period 2008-06-30
WII Components, Inc.
filed 2008-08-14
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Yes ☐  No ☒.

As of August 5, 2008, 100 shares of common stock, $.01 par value per share, were outstanding (all of which are owned by WII Holding, Inc.).

WII COMPONENTS, INC.

FORM 10-Q

Quarter Ended June 30, 2008

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash	$2,555	$19,574
Accounts receivable, net	14,761	13,669
Inventories	20,391	20,825
Other current assets	3,042	2,480
Total current assets	40,749	56,548

Property, plant, and equipment, net	59,676	60,647
Goodwill	112,748	112,748
Customer relationship	10,752	11,581
Noncompete agreements	82	99
Other assets	5,604	6,334
TOTAL	$229,611	$247,957

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,135	$1,284
Accounts payable	3,657	3,302
Accrued payroll	4,533	4,185
Due to Parent	6,065	4,058
Other current liabilities	8,794	16,686
Total current liabilities	24,184	29,515

Long-term debt, net of current maturities	111,570	123,448
Deferred income tax liability	6,396	6,396
Other long-term liabilities	2,729	2,729

Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	71,266	71,241
Retained earnings	13,466	14,628
Total stockholders’ equity	84,732	85,869
TOTAL	$229,611	$247,957

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands)

	Three Months Ended June 30, 2008	Three Months Ended June 30,2007
NET SALES	$56,104	$67,776
COST OF SALES	46,713	54,105
Gross profit	9,391	13,671

OPERATING EXPENSES:
General and administrative	2,484	3,342
Selling and marketing	842	788
Loss on sale of assets	—	37
Total operating expenses	3,326	4,167

OPERATING INCOME	6,065	9,504

OTHER INCOME (EXPENSE):
Interest income	8	96
Interest expense	(3,289)	(3,832)
Other income	2	—
Total other income (expense)	(3,279)	(3,736)

INCOME BEFORE PROVISION FOR INCOME TAXES	2,786	5,768
INCOME TAX PROVISION	1,153	3,787
NET EARNINGS	$1,633	$1,981

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30, 2008	Six Months Ended June 30,2007
NET SALES	$112,123	$128,782
COST OF SALES	94,906	104,362
Gross profit	17,217	24,420

OPERATING EXPENSES:
General and administrative	5,243	15,675
Selling and marketing	1,682	1,652
(Gain) loss on sale of assets	(1)	51
Total operating expenses	6,924	17,378

OPERATING INCOME	10,293	7,042

OTHER INCOME (EXPENSE):
Interest income	101	149
Interest expense	(6,597)	(7,856)
Gain on extinguishment of debt	1,725	—
Other income (expense)	5	(2)
Total other income (expense)	(4,766)	(7,709)

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	5,527	(667)
INCOME TAX PROVISION (BENEFIT)	2,211	(307)
NET EARNINGS (LOSS)	$3,316	$(360)

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
OPERATING ACTIVITIES:
Net earnings (loss)	$3,316	$(360)

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	4,451	4,383
(Gain) loss on sale of assets	(1)	51
Amortization of debt issue costs	760	1,405
Gain on extinguishment of debt	(1,725)	—
Deferred income taxes	—	(33)
Stock compensation expense	25	1,029
Current portion of tax benefit due to Seller	—	(4,106)

Change in operating assets and liabilities:
Accounts receivable	(1,092)	(4,602)
Inventories	434	1,029
Other current assets	(562)	2,391
Accounts payable	355	658
Due to Parent	2,007	—
Accrued payroll and other current liabilities	(7,545)	(485)
Other long-term liabilities	—	115
Net cash provided by operating activities	423	1,475

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,638)	(4,301)
Proceeds from sale of assets	4	34
DMI earn-out payment	—	(4,000)
Net cash used in investing activities	(2,634)	(8,267)

FINANCING ACTIVITIES:
Principal payments under long-term financing agreements	(16,901)	(8,590)
Recapitalization – equity contribution	—	21,747
Debt issuance costs	(29)	(3,616)
Recapitalization – repurchase of stock options	—	(7,880)
Expenses paid on behalf of Parent	—	(1,640)
Distribution to Parent	(4,478)	—
Borrowings of long-term debt	6,600	10,152
Net cash (used in) provided by financing activities	(14,808)	10,173

NET (DECREASE) INCREASE IN CASH	(17,019)	3,381
CASH—Beginning of period	19,574	8,048

CASH—End of period	$2,555	$11,429

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,375	$6,556

Cash paid for income taxes—net	$363	$351
NONCASH ACTIVITY:
Recapitalization – repurchase of common stock funded by the Parent	$—	$226

Future tax benefit due to Seller in:
Other current assets	$—	$(5,985)
Other current liabilities	$—	$7,073
Other long-term liabilities	$—	$2,004
Deferred income taxes	$—	$2,945

Capital expenditures in accounts payable	$—	$339

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  BASIS OF PRESENTATION

Company Background-  On January 9, 2007, WII Components, Inc. (the “Company”) was acquired by WII Holding, Inc. (“Parent”), a newly formed investment entity controlled by investment funds managed by Olympus Partners.  For ease of reference, these funds are sometimes collectively referred to herein as the “Olympus Funds.”  The acquisition was consummated through a merger of WII Merger Corporation (“MergerCo”), a wholly owned subsidiary of Parent, with and into the Company with the Company being the surviving corporation in the transaction (the “Transaction”).  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the Transaction was approximately $293.1 million, less indebtedness and certain expenses.  The aggregate purchase price and related fees and expenses were funded by borrowings under new credit facilities by the Company and private offerings of debt and equity securities by Parent.  The Transaction has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.  The Company did not push down the new accounting basis because of the significance of the publicly traded debt outstanding, which hinders the Parent’s ability to control the form of ownership of the Company.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly, when read in conjunction with the consolidated financial statements and accompanying notes for the period ended December 31, 2007 included in our Form 10-K as filed with the Securities and Exchange Commission on March 28, 2008, our financial position, results of operations and cash flows for the periods presented.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

Inventories—Inventories consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$11,251	$11,021
Work in process	4,448	5,187
Finished goods	3,561	4,198
LIFO adjustment	1,131	419
	$20,391	$20,825

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market.  The remainder of the inventory is valued under the first-in, first-out method (“FIFO”).  As of June 30, 2008 and December 31, 2007, inventory on the LIFO method represented 67% and 65%, respectively, of consolidated inventories.

Goodwill—The Company evaluates goodwill for impairment at least annually or when events or changes in circumstances indicate impairment.  The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year.  Fair value is measured using a market multiple valuation method.  The carrying amount of goodwill was $112.7 million at December 31, 2007 and June 30, 2008.

Customer Relationship—Customer relationships relate to intangible assets recorded through previous acquisitions for relationships with significant customers.  The original cost of these customer relationships was $16.6 million, and the related accumulated amortization as of June 30, 2008 is $5.8 million.  The intangible assets are being amortized over the estimated life of 10 years.  Amortization was $829,000 for the six-month periods ended June 30, 2008 and 2007.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

2008	$1,657
2009	1,658
2010	1,657
2011	1,658
2012	1,657
2013-2015	3,294

Noncompete Agreement—Noncompete agreements primarily relate to agreements with the former owners of Brentwood, Grand Valley, and Dimension Moldings, Inc.  The original cost of these noncompete agreements was $2.4 million, and the related accumulated amortization as of June 30, 2008 is $2.3 million.  Noncompete rights are being amortized over the applicable terms of the agreements (5 years, 7 years, and 5 years, respectively).  The noncompete agreement with the former owner of Brentwood was fully amortized in July 2007.  The noncompete agreement with the former owners of Grand Valley and Dimension Moldings, Inc. are expected to be fully amortized by April 2011 and July 2010, respectively.  Amortization was $17,000 and $232,000 for the six-month periods ended June 30, 2008 and 2007, respectively.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

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

In December 2007, The FASB issued SFAS No. 141 (R), Business Combinations or SFAS 141(R).  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquirer and the goodwill acquired.  SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS No. 141(R) to have any significant impact on the Company’s accounting treatment for business combinations on a prospective basis beginning in the period it is adopted.

The Company adopted SFAS 157 & SFAS 159 on January 1, 2008.  The Company did not elect the fair value of accounting option for any eligible assets; therefore, the adoption of these standards had no impact on our financial statements.

In February 2008, the FASB issued FSP SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company will adopt SFAS 157 for non-financial assets and non-financial liabilities on December 31, 2008, and does not anticipate this adoption to have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” SFAS No. 161 which will require increased disclosure about: (i) an entity’s strategies and objectives for using derivative instruments, (ii) the location and amounts of derivative instruments in an entity’s financial statements, (iii) how derivative instruments and related hedged items are accounted for under SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities,” and (iv) how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  Certain disclosures will also be required with respect to derivative features that are credit-risk related.  SFAS No. 161 is effective for the Company beginning January 1, 2009 on a prospective basis.  The Company does not expect this standard to have a material impact on our consolidated results of operations or financial condition.

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

In conjunction with the Transaction, the Parent entered into Note Purchase Agreements with OCM Mezzanine Fund II, L.P. and Olympus Growth Fund IV, L.P.  The Note Purchase Agreement with OCM Mezzanine Fund II, L.P. consisted of $43.0 million senior payment-in-kind notes with no required principal amortization.  The Note Purchase Agreement with Olympus Growth Fund IV, L.P. consisted of $43.0 million junior payment-in-kind notes with no required principal amortization.  These notes (the “Parent Notes”) are scheduled to mature in April 2012.  During the term of the Parent Notes, Parent is able at its option to pay interest on the Parent Notes through the issuance of additional notes.  The Company is not liable for, and has not otherwise guaranteed, any of the obligations of Parent with respect to the Parent Notes.  The Company is, however, subject to a number of restrictive covenants under the Note Purchase Agreements.  The Company was in compliance with the restrictive covenants at June 30, 2008.  In addition, the Company is limited in its ability to pay dividends or otherwise make distributions to Parent under the New Senior Credit Facility and the indenture governing the 10% Senior Notes due 2012 (the “Senior Notes”).  The Parent Notes are not reflected in the Company’s consolidated balance sheet due to the significance of the public debt holders’ influence on the Company’s ability to control the form of ownership.  Effective as of June 13, 2007, the Parent issued an additional $20.0 million of Parent Notes to Olympus Growth Fund IV, L.P., and repurchased $20.0 million of Parent Notes from OCM Mezzanine Fund II, L.P.  During the six month period ended June 30, 2008, the Company distributed $4.5 million to the Parent for payment on the Parent Notes.  This distribution to the Parent was recorded as a reduction in retained earnings.

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

In conjunction with the Transaction, the previous stockholders of the Company will receive the benefit of certain negotiated transaction related tax deductions whenever such deductions are realized.  Due to this agreement, there was $6.2 million paid during the three-month period ended March 31, 2008.  As of June 30, 2008, $0.5 million is included in Other Current Liabilities and $2.3 million is included in Other Long-Term Liabilities under this agreement.

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

In conjunction with the Transaction on January 9, 2007, the Company entered into the New Senior Credit Facility with Credit Suisse, Cayman Islands Branch, which provided for (i) the First Lien Term Facility in an aggregate principal amount of $150.0 million and (ii) the Revolving Facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, of which $10.0 million is available through a subfacility in the form of letters of credit.  Subject to certain conditions, the First Lien Term Facility may be increased by up to $30.0 million during the life of the First Lien Term Facility at the request of the Company with the consent from those lenders that agree to participate in such increase.  Subject to the foregoing, effective as of April 30, 2007, no additional borrowings are available under the First Lien Term Facility beyond the $9.8 million outstanding at March 31, 2007.  As of June 30, 2008, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  As of June 30, 2008, borrowings of $4.0 million were outstanding under the First Lien Term Facility and nothing was outstanding under the Revolving Facility.  As of June 30, 2008, the outstanding principal of such indebtedness bears interest at a fluctuating rate equal to either the base rate plus 2.75% per annum or LIBOR plus 3.75% per annum (effective rate of 6.55% at June 30, 2008).  We must comply with certain financial covenants under our New Senior Credit Facility, including maintenance of an interest coverage ratio, a senior leverage ratio and a total leverage ratio.  We were in compliance with such covenants as of June 30, 2008.  The New Senior Credit Facility is collateralized by substantially all assets of the Company and is scheduled to mature in January 2013.

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

5. RELATED-PARTY TRANSACTIONS

The Company has noncompete agreements with the former owners of Grand Valley and Dimension Moldings, Inc .

Parent has a management services agreement with Olympus Advisory Partners, an affiliate of the Parent’s largest stockholder.  Parent is obligated to pay a transaction fee to the affiliate for services provided for each financing, refinancing, acquisition, or similar nonrecurring transaction.  The affiliate will be paid $0.6 million annually by Parent for ongoing services provided to the Parent and Company.  The Company paid a total of $300,000 and $250,000 to the Parent for these services during the six-month periods ended June 30, 2008 and 2007, respectively; and the Company paid a total of $150,000 to the Parent for these services during each of the three-month periods ended June 30, 2008 and 2007.

The Company and its Parent file a consolidated federal income tax return, and federal income taxes are allocated to the Company based upon the respective taxable earnings or loss.  The Company records income tax liabilities as an amount due to Parent.   As of June 30, 2008 and December 31, 2007, the Company included a total of $6.1 million and $4.1 million, respectively as an amount due to Parent for these income tax liabilities.

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

The Company’s sales by product category are as follows (in thousands):

	Six Months Ended June 30,		ThreeMonths Ended June 30,
	2008	2007	2008	2007
Hardwood products	$92,088	$107,348	$45,595	$57,095
Engineered wood products	20,035	21,434	10,509	10,681
Total	$112,123	$128,782	$56,104	$67,776

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

On January 9, 2007, WII Components, Inc. (the “Company”) was acquired by WII Holding, Inc. (“Parent”), a newly formed investment entity controlled by investment funds managed by Olympus Partners.  For ease of reference, these funds are sometimes collectively referred to herein as the “Olympus Funds.”  The acquisition was consummated through a merger of WII Merger Corporation (“MergerCo”), a wholly owned subsidiary of Parent, with and into the Company with the Company being the surviving corporation in the transaction (the “Transaction”).  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the Transaction was approximately $293.1 million, less indebtedness and certain expenses.  The Transaction has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.  The Company did not push down the new accounting basis because of the significance of the publicly traded debt outstanding, which hinders the Parent’s ability to control the form of ownership of the Company.

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

The following table includes, for the three months ended June 30, 2008 and 2007, selected operating data derived from our condensed consolidated statements of earnings and presents this information as a percentage of net sales:

	WII Components, Inc.
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
	(dollars in thousands)
Net sales	$56,104	$67,776
% of net sales	100.0%	100.0%
Cost of sales	46,713	54,105
% of net sales	83.3%	79.8%

Gross profit	9,391	13,671
% of net sales	16.7%	20.2%
Operating expenses	3,326	4,167
% of net sales	5.9%	6.1%

Operating income	6,065	9,504
% of net sales	10.8%	14.0%
Other expenses (income):
Interest expense	3,289	3,832
% of net sales	5.8%	5.7%
Other income, net	(10)	(96)
% of net sales	-0.0%	-0.1%
Income tax provision	1,153	3,787
% of net sales	2.1%	5.6%

Net earnings	1,633	1,981
% of net sales	2.9%	2.9%

Net sales.  Net sales decreased $11.7 million, or 17.3%, from $67.8 million for the three months ended June 30, 2007 to $56.1 million for the three months ended June 30, 2008.  Sales in our hardwood and engineered wood product line decreased $11.5 million and $0.2 million, respectively.  These decreases are attributable to a combination of (i) an overall slowdown in the market that began in the second half of 2006, and (ii) lower selling prices mainly due to lower material costs.

Cost of sales.  Cost of sales decreased $7.4 million, or 13.7%, from $54.1 million for the three months ended June 30, 2007 to $46.7 million for the three months ended June 30, 2008.  This decrease in cost of sales is primarily attributable to lower material, labor and overhead costs as a result of lower volume of sales, but other factors include (i) favorable LIFO cost of material adjustment in 2008 versus 2007 and (ii) lower hardwood material costs. These were partially offset by (i) increased multi-density fiber board and particle board costs related to our engineered wood products line, (ii) higher labor costs due to lower efficiencies in conjunction with lower sales volume, and (iii) higher overhead costs due to added production facilities with lower sales volume in 2008.

Gross profit.  Gross profit decreased $4.3 million, or 31.4%, from $13.7 million for the three months ended June 30, 2007 to $9.4 million for the same period in 2008.  As a percentage of net sales, our gross profit decreased 350 basis points from 20.2% for the three months ended June 30, 2007 to 16.7% for the same period in 2008.  This decrease is related to (i) higher labor costs due to lower efficiencies in conjunction with lower sales volume (ii) higher overhead costs due to added production facilities with lower sales volume, (iii) increased multi-density fiber board and particle board costs related to our engineered wood products line, and (iv) lower selling prices in 2008 mainly due to material cost decreases that have occurred over the past year.   This decease was partially offset by (i) favorable LIFO cost of material adjustment in 2008 versus 2007 and (ii) lower hardwood material costs.

Operating expenses.  Operating expenses decreased $0.9 million, or 21.4%, from $4.2 million for the three months ended June 30, 2007 to $3.3 million for the same period in 2008.  The decrease consists of (i) $0.4 million of lower incentive expense, (ii) $0.4 million of fees related to efforts to refinance a portion of the outstanding debt in 2007, and (iii) $0.1 million of lower amortization expense in 2008.

Operating income.  Operating income decreased by $3.4 million, or 35.8%, from $9.5 million for the three months ended June 30, 2007 to $6.1 million for the three months ended June 30, 2008 as a result of the net effect of the factors described above.

Interest expense.  Interest expense decreased $0.5 million, or 13.2%, from $3.8 million for the three months ended June 30, 2007 to $3.3 million for the three months ended June 30, 2008.  This decrease relates to (i) $0.2 million in lower amortized deferred financing fees in 2008, and (ii) lower interest expense in 2008 due to lower debt balances for the Senior Notes and the First Lien Term Facility.

Other income.  Other income was $96,000 and $10,000 for the three months ended June 30, 2007 and June 30, 2008, respectively.  This income mainly represents interest received from our interest bearing accounts.

Income tax expense.  Income tax expense decreased $2.6 million, from an income tax expense of $3.8 million for the three months ended June 30, 2007 to $1.2 million for the three months ended June 30, 2008 due to decreased earnings in 2008.  The effective tax rate decreased from 65.7% in 2007 to 41.4% in 2008 due to the impact of permanent differences associated with the Transaction in 2007.

Net earnings.  Net earnings decreased $0.4 million, or 20.0%, from a net income of $2.0 million for the three months ended June 30, 2007 to $1.6 million for the three months ended June 30, 2008 as a result of the factors described above.

Results of Operations

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

The following table includes, for the six months ended June 30, 2008 and for the six months ended June 30, 2007, selected operating data derived from our condensed consolidated statements of operations and presents this information as a percentage of net sales:

	WII Components, Inc.
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(dollars in thousands)
Net sales	$112,123	$128,782
% of net sales	100.0%	100.0%
Cost of sales	94,906	104,362
% of net sales	84.6%	81.0%

Gross profit	17,217	24,420
% of net sales	15.4%	19.0%
Operating expenses	6,924	17,378
% of net sales	6.2%	13.5%

Operating income	10,293	7,042
% of net sales	9.2%	5.5%
Other expenses (income):
Interest expense	6,597	7,856
% of net sales	5.9%	6.1%
Other income, net	(1,831)	(147)
% of net sales	-1.7%	-0.1%
Income tax provision (benefit)	2,211	(307)
% of net sales	2.0%	-0.2%

Net earnings (loss)	3,316	(360)
% of net sales	3.0%	-0.3%

Net sales.  Net sales decreased $16.7 million, or 13.0%, from $128.8 million for the six months ended June 30, 2007 to $112.1 million for the six months ended June 30, 2008.  Sales in our hardwood and engineered wood product line decreased $15.3 million and $1.4 million, respectively.  These decreases are attributable to a combination of (i) an overall slowdown in the market that began in the second half of 2006, and (ii) lower selling prices mainly due to lower material costs.

Cost of sales.  Cost of sales decreased $9.5 million, or 9.1%, from $104.4 million for the six months ended June 30, 2007 to $94.9 million for the six months ended June 30, 2008.  This decrease in cost of sales is primarily attributable to lower material, labor and overhead costs as a result of lower volume of sales, but other factors include (i) lower stock compensation expense, and (ii) lower hardwood material costs. These were partially offset by (i) increased multi-density fiber board and particle board costs related to our engineered wood products line, (ii) higher labor costs due to lower efficiencies in conjunction with lower sales volume, (iii) unfavorable LIFO cost of material adjustment in 2008 versus 2007, and (iv) higher overhead costs due to added production facilities with lower sales volume in 2008.

Gross profit.  Gross profit decreased $7.2 million, or 29.5%, from $24.4 million for the six months ended June 30, 2007 to $17.2 million for the same period in 2008.  As a percentage of net sales, our gross profit decreased 360 basis points from 19.0% for the six months ended June 30, 2007 to 15.4% for the same period in 2008.  This decrease is related to (i) higher labor costs due to lower efficiencies in conjunction with lower sales volume (ii) higher overhead costs due to added production facilities with lower sales volume, (iii) increased multi-density fiber board and particle board costs related to our engineered wood products line, (iv) unfavorable LIFO cost of material adjustment in 2008 versus 2007, and (v) lower selling prices in 2008 mainly due to material cost decreases that have occurred over the past year.   This decrease was partially offset by (i) lower stock compensation expense in 2008, and (ii) lower hardwood material costs.

Operating expenses.  Operating expenses decreased $10.5 million, or 60.3%, from $17.4 million for the six months ended June 30, 2007 to $6.9 million for the same period in 2008.  The decrease consists of approximately; (i) $7.2 million of transaction expenses in 2007 related to the Transaction, (ii) $0.5 million in 2007 related to efforts to refinance a portion of the outstanding debt, (iii) $1.0 million in transaction incentives incurred in 2007 in connection with the Transaction, (iv) $1.0 million related to lower stock compensation expense and lower salaries due to eliminated positions in 2008, (v) $0.3 million in lower professional fees, and (vi) $0.4 million lower incentive expense.

Operating income.  Operating income increased by $3.3 million, or 47.1%, from $7.0 million for the six months ended June 30, 2007 to $10.3 million for the six months ended June 30, 2008 as a result of the net effect of the factors described above.

Interest expense.  Interest expense decreased $1.3 million, or 16.5%, from $7.9 million for the six months ended June 30, 2007 to $6.6 million for the six months ended June 30, 2008.  This decrease relates to (i) $0.3 million in lower deferred financing fees in 2008, and (ii) lower interest expense in 2008 due to lower debt balances for the Senior Notes and the First Lien Term Facility.

Other income.  Other income increased $1.7 million, from $0.1 million for the six months ended June 30, 2007 to $1.8 million for the six months ended June 30, 2008.  This income represents interest received from our interest bearing accounts and 2008 also includes $1.7 million for gain on the extinguishment of debt.

Income tax expense.  Income tax expense increased $2.5 million from an income tax benefit of $0.3 for the six months ended June 30, 2007 to an income tax provision of $2.2 million for the six months ended June 30, 2008 as a result of higher earnings.  The effective tax rate decreased from 46.0% in 2007 to 40.0% in 2008 due to permanent differences associated with the Transaction.

Net earnings.  Net earnings increased $3.7 million from a net loss of $0.4 million for the six months ended June 30, 2007 to a net earnings of $3.3 million for the six months ended June 30, 2008 as a result of the factors described above.

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

In conjunction with the Transaction on January 9, 2007, the Company entered into the New Senior Credit Facility with Credit Suisse, Cayman Islands Branch, which provided for (i) the First Lien Term Facility in an aggregate principal amount of $150.0 million and (ii) the Revolving Facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, of which $10.0 million is available through a subfacility in the form of letters of credit.  Subject to certain conditions, the First Lien Term Facility may be increased by up to $30.0 million during the life of the First Lien Term Facility at the request of the Company with the consent from those lenders who agree to participate in such increase.  Subject to the foregoing, effective as of April 30, 2007, no additional borrowings are available under the First Lien Term Facility beyond the $9.8 million outstanding at March 31, 2007.  As of June 30, 2008, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  As of June 30, 2008, borrowings of $4.0 million were outstanding under the First Lien Term Facility and nothing was outstanding under the Revolving Facility.  As of June 30, 2008, the outstanding principal of such indebtedness bears interest at a fluctuating rate equal to either the base rate plus 2.75% per annum or LIBOR plus 3.75% per annum (effective rate of 6.55% at June 30, 2008).  We must comply with certain financial covenants under our New Senior Credit Facility, including maintenance of an interest coverage ratio, a senior leverage ratio and a total leverage ratio.  We were in compliance with such covenants as of June 30, 2008.  Indebtedness for borrowed money incurred under our New Senior Credit Facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles and is scheduled to mature in January 2013.

As of June 30, 2008, the weighted average interest rate for the Company’s outstanding debt was 9.9%.

Our New Senior Credit Facility and the indenture for the Senior Notes impose certain restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.

As of June 30, 2008 and December 31, 2007, we had capital lease obligations of $0.4 million and $0.5 million, respectively, all of which was classified as current.

As of June 30, 2008, we had $2.6 million of cash and cash equivalents available for any corporate purposes, compared to $19.6 million as of December 31, 2007.  Cash and cash equivalents as of December 31, 2007 included approximately $6.2 million related to income tax refunds due to previous stockholders of the Company, which is included in Other Current Liabilities on the Balance Sheet as of December 31, 2007 and paid during in the three months ended March 31, 2008.

Cash flow from operating activities.  Cash provided by operating activities was $0.4 million for the six months ended June 30, 2008, while cash provided by operating activities for the six months ended June 30, 2007 was $1.5 million.  The decrease in cash provided by operating activities is mainly attributable to the payment of $6.2 million for income tax refunds that were due to previous stockholders of the Company related to deductible transaction costs.  This was partially offset with higher net income and amount Due to Parent.

Cash flow from investing activities.  Net cash used in investing activities was $2.6 million for the six months ended June 30, 2008 and $8.3 million for the six months ended June 30, 2007.  Capital expenditures in the six months ended June 30, 2008 were $2.6 million compared to $4.3 million for the six months ended June 30, 2007.  The decrease in capital expenditures in 2008 is primarily due to lower capital expenditures needed for capacity requirements.  Net cash used in investing activities for the six months ended June 30, 2007 includes $4.0 million due to an accelerated Dimension Moldings, Inc. earn-out payment in conjunction with the Transaction.

Cash flow from financing activities.  Net cash used by financing activities for the six months ended June 30, 2008 totaled $14.8 million primarily due to (i) the purchase and cancellation of approximately $11.5 million in principal amount of the Senior Notes at a net of discount cost of $9.8 million, (ii) capital lease payments of $0.1 million, (iii) principal payments on the New Senior Credit Facility of $0.4 million, and (iv) a distribution on behalf of the Parent for principal and interest on a portion of the Parent Notes of $4.5 million.  Net cash provided by financing activities for the six months ended June 30, 2007 totaled $10.2 million primarily due to (i) capital contributions of $21.7 million that funded debt issuance costs of $3.6 million and stock option payments of $7.9 million, (ii) borrowings of long-term debt under the New Senior Credit Facility of $10.2 million that funded the payoff of the 2005 Senior Credit Facility of $7.5 million, (iii) capital lease payments of $0.2 million, (iv) principal payments on the New Senior Credit Facility of $0.8 million, and (v) a distribution on behalf of the Parent for costs in conjunction with the Transaction of $1.6 million.

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

Interest rate risk.  We are exposed to market risk relating to changes in interest rates in respect of a portion of our long-term debt and a portion of our capital leases.  As of June 30, 2008, we had $4.0 million outstanding under the First Lien Term Facility, which bears interest at variable rates.  In addition, as of that date, we had approximately $0.3 million of capital leases that bear interest at variable rates.  We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

Market conditions.  The Company derives a significant portion of its revenue as a result of the demand for its products created by the building of new homes, and repair and remodeling of existing homes.  During the second half of 2006, the home building, repair and remodeling industry experienced a slowdown as a result of general economic conditions.  This slowdown has continued into 2008, and has had a negative impact on our results of operations for the six months ended June 30, 2008.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 4T. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2008.  For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financials offiers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide us with a reasonably level of assurance of achieving their objectives as outlined above.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2008, our disclosure controls and procedures were not effective at a reasonable level of assurance.  In reaching this conclusion, the Chief Executive Officer and Chief Financial Officer noted that we failed to include in our Annual Report on Form 10-K for the year ended December 31, 2007 a report by management on the Company’s internal control over financial reporting and the certifications contained in Exhibits 31.1 and 31.2 to that Annual Report and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 did not include the required certifications relating to the Company’s internal controls over financial reporting as required by applicable SEC regulations. We became aware of these reporting deficiencies subsequent to June 30, 2008 and are in the process of amending such reports to correct these omissions. We have included the required certifications in Exhibits 31.1 and 31.2 to this Quarterly Report. We are currently reviewing our disclosure controls and procedures to correct the deficiency that lead to this inadvertent omission and expect to implement changes in the near term.

(b)           Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition, the following Risk Factor should be considered prior to making an investment decision with respect to the Company’s securities:

If the current slowdown in the home building, repair and remodeling industry continues for an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.  The Company derives a significant portion of its revenue as a result of the demand for its products created by the building of new homes, and repair and remodeling of existing homes.  During the second half of 2006, the home building, repair and remodeling industry experienced a slowdown as a result of general economic conditions.  This slowdown has continued into 2008, and has had a negative impact on our results of operations for the six months ended June 30, 2008.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Vice President, Treasurer and Secretary of WII Components, Inc., pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer of WII Components, Inc., pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Vice President, Treasurer and Secretary of WII Components, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer of WII Components, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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