Form 10-Q
period 2008-09-30
WII Components, Inc.
filed 2008-11-14
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Yes ☐  No ☒.

As of November 5, 2008, 100 shares of common stock, $.01 par value per share, were outstanding (all of which are owned by WII Holding, Inc.).

WII COMPONENTS, INC.

FORM 10-Q

Quarter Ended September 30, 2008

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash	$5,224	$19,574
Accounts receivable, net	13,015	13,669
Inventories	18,408	20,825
Other current assets	2,659	2,480
Total current assets	39,306	56,548

Property, plant, and equipment, net	58,644	60,647
Goodwill	112,748	112,748
Customer relationship	10,338	11,581
Noncompete agreements	73	99
Other assets	5,173	6,334
TOTAL	$226,282	$247,957

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,063	$1,284
Accounts payable	3,342	3,302
Accrued payroll	3,543	4,185
Due to Parent	6,149	4,058
Other current liabilities	6,788	16,686
Total current liabilities	20,885	29,515

Long-term debt, net of current maturities	111,382	123,448
Deferred income tax liability	6,396	6,396
Other long-term liabilities	2,729	2,729

Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	71,279	71,241
Retained earnings	13,611	14,628
Total stockholders’ equity	84,890	85,869
TOTAL	$226,282	$247,957

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
NET SALES	$46,986	$64,958
COST OF SALES	40,396	54,324
Gross profit	6,590	10,634

OPERATING EXPENSES:
General and administrative	2,333	2,882
Selling and marketing	755	869
Gain on sale of assets	(2)	(1)
Total operating expenses	3,086	3,750

OPERATING INCOME	3,504	6,884

OTHER INCOME (EXPENSE):
Interest income	18	149
Interest expense	(3,246)	(3,821)
Other expense	(1)	(1)
Total other income (expense)	(3,229)	(3,673)

INCOME BEFORE PROVISION FOR INCOME TAXES	275	3,211
INCOME TAX PROVISION	130	1,568
NET EARNINGS	$145	$1,643

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
NET SALES	$159,110	$193,740
COST OF SALES	135,302	158,686
Gross profit	23,808	35,054

OPERATING EXPENSES:
General and administrative	7,577	18,557
Selling and marketing	2,437	2,521
(Gain) loss on sale of assets	(3)	51
Total operating expenses	10,011	21,129

OPERATING INCOME	13,797	13,925

OTHER INCOME (EXPENSE):
Interest income	119	298
Interest expense	(9,843)	(11,677)
Other income (expense)	1,729	(2)
Total other income (expense)	(7,995)	(11,381)

INCOME BEFORE INCOME TAX PROVISION	5,802	2,544
INCOME TAX PROVISION	2,341	1,261
NET EARNINGS	$3,461	$1,283

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
OPERATING ACTIVITIES:
Net earnings	$3,461	$1,283

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,595	6,550
(Gain) loss on sale of assets	(3)	51
Amortization of debt issue costs	1,135	1,940
Gain on extinguishment of debt	(1,725)	—
Deferred income taxes	—	(33)
Stock compensation expense	38	1,420
Current portion of tax benefit due to Seller	—	(4,106)

Change in operating assets and liabilities:
Accounts receivable	654	(8,405)
Inventories	2,417	1,019
Other current assets	(179)	3,995
Accounts payable	40	1,533
Due to Parent	2,091	—
Accrued payroll and other current liabilities	(10,540)	(3,167)
Other long-term liabilities	—	114
Net cash provided by operating activities	3,984	2,194

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(3,326)	(5,897)
Proceeds from sale of assets	6	38
Changes in other assets	55	—
DMI earn-out payment	—	(4,000)
Net cash used in investing activities	(3,265)	(9,859)

FINANCING ACTIVITIES:
Principal payments under long-term financing agreements	(17,162)	(9,061)
Recapitalization – equity contribution	—	21,747
Debt issuance costs	(29)	(3,616)
Recapitalization – repurchase of stock options	—	(7,879)
Expenses paid on behalf of Parent	—	(1,678)
Distribution to Parent	(4,478)	—
Borrowings of long-term debt	6,600	10,152
Net cash (used in) provided by financing activities	(15,069)	9,665

NET (DECREASE) INCREASE IN CASH	(14,350)	2,000
CASH—Beginning of period	19,574	8,048

CASH—End of period	$5,224	$10,048

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$11,895	$12,772

Cash paid for income taxes—net	$410	$626
NONCASH ACTIVITY:
Recapitalization – repurchase of common stock funded by the Parent	$—	$226

Future tax benefit due to Seller in:
Other current assets	$—	$(5,985)
Other current liabilities	$—	$7,073
Other long-term liabilities	$—	$2,004
Deferred income taxes	$—	$2,945

Capital expenditures in accounts payable	$—	$348

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

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition- Sales are recognized when revenue is realized or realizable and has been earned.  The Company’s policy is to recognize revenue and the related cost of sales when risk and title passes to the customer.  This is generally on the date of shipment, however, certain sales are shipped FOB destination and revenue is recognized when received by the customer.  Freight billed to customers is included in sales and shipping costs are included in cost of sales.  The Company records an estimate for anticipated sales returns and customer discounts at the time revenue is recognized based on historical experience and current trends.  These estimates have been consistent with the Company’s actual experiences.  Provisions for estimated sales returns and customer discounts are recorded as a reduction of net sales.  For each of the nine months period ended September 30, 2008 and September 30, 2007, the provision for estimated sales returns and customer discounts as a percentage of net sales were 3.2% and 3.1%, respectively.

Concentration of Credit Risk- For each of the nine month periods ended September 30, 2008 and September 30, 2007, our two largest customers accounted for approximately 51% of our net sales.  As of September 30, 2008 and December 31, 2007, our two largest customers accounted for approximately 54% and 53%, respectively, of our consolidated accounts receivables balance.  The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could have a material adverse effect on our results of operations and future cash flows.

Inventories—Inventories consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$9,627	$11,021
Work in process	4,181	5,187
Finished goods	3,366	4,198
LIFO adjustment	1,234	419
	$18,408	$20,825

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market.  The remainder of the inventory is valued under the first-in, first-out method (“FIFO”).  As of September 30, 2008 and December 31, 2007, inventory on the LIFO method represented 66% and 65%, respectively, of consolidated inventories.

Goodwill—The Company evaluates goodwill for impairment at least annually or when events or changes in circumstances indicate impairment.  The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year.  Fair value is measured using a market multiple valuation method.  The carrying amount of goodwill was $112.7 million at September 30, 2008 and December 31, 2007.

Customer Relationship—Customer relationships relate to intangible assets recorded through previous acquisitions for relationships with significant customers.  The original cost of these customer relationships was $16.6 million, and the related accumulated amortization as of September 30, 2008 is $6.3 million.  The intangible assets are being amortized over the estimated life of 10 years.  Amortization was $1,243,000 for the nine-month periods ended September 30, 2008 and 2007.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

2008	$1,657
2009	1,658
2010	1,657
2011	1,658
2012	1,657
2013-2015	3,294

Noncompete Agreement—Noncompete agreements primarily relate to agreements with the former owners of Brentwood, Grand Valley, and Dimension Moldings, Inc.  The original cost of these noncompete agreements was $2.4 million, and the related accumulated amortization as of September 30, 2008 is $2.3 million.  Noncompete rights are being amortized over the applicable terms of the agreements (5 years, 7 years, and 5 years, respectively).  The noncompete agreement with the former owner of Brentwood was fully amortized in July 2007.  The noncompete agreement with the former owners of Grand Valley and Dimension Moldings, Inc. are expected to be fully amortized by April 2011 and July 2010, respectively.  Amortization was $26,000 and $277,000 for the nine-month periods ended September 30, 2008 and 2007, respectively.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

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

In conjunction with the Transaction, the Parent entered into Note Purchase Agreements with OCM Mezzanine Fund II, L.P. and Olympus Growth Fund IV, L.P.  The Note Purchase Agreement with OCM Mezzanine Fund II, L.P. consisted of $43.0 million senior payment-in-kind notes with no required principal amortization.  The Note Purchase Agreement with Olympus Growth Fund IV, L.P. consisted of $43.0 million junior payment-in-kind notes with no required principal amortization.  These notes (the “Parent Notes”) are scheduled to mature in April 2012.  During the term of the Parent Notes, Parent is able at its option to pay interest on the Parent Notes through the issuance of additional notes.  The Company is not liable for, and has not otherwise guaranteed, any of the obligations of Parent with respect to the Parent Notes.  The Company is, however, subject to a number of restrictive covenants under the Note Purchase Agreements.  The Company was in compliance with the restrictive covenants at September 30, 2008.  In addition, the Company is limited in its ability to pay dividends or otherwise make distributions to Parent under the New Senior Credit Facility and the indenture governing the 10% Senior Notes due 2012 (the “Senior Notes”).  The Parent Notes are not reflected in the Company’s consolidated balance sheet due to the significance of the public debt holders’ influence on the Company’s ability to control the form of ownership.  Effective as of June 13, 2007, the Parent issued an additional $20.0 million of Parent Notes to Olympus Growth Fund IV, L.P., and repurchased $20.0 million of Parent Notes from OCM Mezzanine Fund II, L.P.  During the nine month period ended September 30, 2008, the Company distributed $4.5 million to the Parent for payment on the Parent Notes.  This distribution to the Parent was recorded as a reduction in retained earnings.

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

In conjunction with the Transaction, the previous stockholders of the Company will receive the benefit of certain negotiated transaction related tax deductions whenever such deductions are realized.  Due to this agreement, there was $6.2 million paid during the three-month period ended March 31, 2008.  As of September 30, 2008, $0.5 million is included in Other Current Liabilities and $2.3 million is included in Other Long-Term Liabilities under this agreement.

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

On July 28, 2005, the Company acquired substantially all of the assets of a moldings manufacturing company operating under the name of DMI.  The Company paid a cash purchase price at closing of $9.3 million, of which one-half was funded by the sale of shares of the Company’s voting common stock to the Company’s former stockholders, and the remainder with operating cash and a draw down on the Company’s then-existing senior secured credit facility.  In addition, the Company was required to pay up to an aggregate of $7.0 million if certain earnings targets are met at the end of each calendar year from 2005 to 2010, which may be accelerated upon certain events.  The Company paid $2.0 million of the earn-out consideration in the first quarter 2006.  As a result of the change in control caused by the Transaction, the remaining $5.0 million potential earn-out obligation was accelerated and paid on January 9, 2007.  As a result of the additional earn-out consideration paid, the total purchase price, including earn-out or acceleration obligations, resulted in goodwill of $5.1 million due to the purchase price in excess of the net assets acquired.  The acquired assets of DMI are now operated and owned by Woodcraft Industries, Inc., the Company’s subsidiary.

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

In conjunction with the Transaction on January 9, 2007, the Company entered into the New Senior Credit Facility with Credit Suisse, Cayman Islands Branch, which provided for (i) the First Lien Term Facility in an aggregate principal amount of $150.0 million and (ii) the Revolving Facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, of which $10.0 million is available through a subfacility in the form of letters of credit.  Subject to certain conditions, the First Lien Term Facility may be increased by up to $30.0 million during the life of the First Lien Term Facility at the request of the Company with the consent from those lenders that agree to participate in such increase.  Subject to the foregoing, effective as of April 30, 2007, no additional borrowings are available under the First Lien Term Facility beyond the $9.8 million outstanding at March 31, 2007.  As of September 30, 2008, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  As of September 30, 2008, borrowings of $3.8 million were outstanding under the First Lien Term Facility and nothing was outstanding under the Revolving Facility.  As of September 30, 2008, the outstanding principal of such indebtedness bears interest at a fluctuating rate equal to either the base rate plus 2.75% per annum or LIBOR plus 3.75% per annum (effective rate of 7.45% at September 30, 2008).  We must comply with certain financial covenants under our New Senior Credit Facility, including maintenance of an interest coverage ratio, a senior leverage ratio and a total leverage ratio.  We were in compliance with such covenants as of September 30, 2008.  The New Senior Credit Facility is collateralized by substantially all assets of the Company and is scheduled to mature in January 2013.

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

Each of the Company’s subsidiaries, which are all 100% owned subsidiaries of the Company, have fully and unconditionally guaranteed the senior notes on a joint and several basis. The Company has no assets or operations independent of its subsidiaries.  As a result, the Company has not presented separate financial statements of the subsidiary guarantors.  The subsidiary guarantors are generally not restricted in their ability to dividend or otherwise distribute funds to the Company except for restrictions imposed under applicable state corporate law.  The Company is limited in its ability to pay dividends or otherwise make other distributions to Parent under the New Senior Credit Facility and the indenture governing the 10% Senior Notes.  Specifically, the New Senior Credit Facility prohibits the Company from making any distributions to Parent except for limited purposes, including, but not limited to: (i) prior to March 31, 2009, the Company may pay cash dividends and distributions to Parent to enable Parent to make cash interest payments on the acquisition loan, provided that (x) after giving pro forma effect to such dividend or distribution, the Consolidated First Lien Leverage Ratio does not exceed 1.0 to 1.0, and (y) the amount of such dividends and distributions shall not exceed $3,225,000 in any calendar quarter, (ii) customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead of Parent incurred in the ordinary course of business to the extent attributable to the business of the Company and its subsidiaries and in the aggregate not to exceed $500,000 in any fiscal year, and (iii) the Company may pay management fees of Parent not to exceed $750,000 in any fiscal year so long as no default has occurred.  The indenture provides that the Company can generally pay dividends and make other distributions to Parent in an amount not to exceed (i) 50% of the Company’s consolidated net income for the period beginning April 1, 2004 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the net cash proceeds received by the Company from the issuance and sale of capital stock, plus (iii) the net return of certain investments, provided that certain conditions are satisfied, including that the Company has a Consolidated Coverage Ratio of greater than 2.0 to 1.

5. RELATED-PARTY TRANSACTIONS

The Company has noncompete agreements with the former owners of Grand Valley and Dimension Moldings, Inc.

Parent has a management services agreement with Olympus Advisory Partners, an affiliate of the Parent’s largest stockholder.  Parent is obligated to pay a transaction fee to the affiliate for services provided for each financing, refinancing, acquisition, or similar nonrecurring transaction.  The affiliate will be paid $0.6 million annually by Parent for ongoing services provided to the Parent and Company.  The Company paid a total of $435,000 and $400,000 to the Parent for these services during the nine-month periods ended September 30, 2008 and 2007, respectively; and the Company paid a total of $135,000 and $150,000 to the Parent for these services during each of the three-month periods ended September 30, 2008 and 2007, respectively.

The Company and its Parent file a consolidated federal income tax return, and federal income taxes are allocated to the Company based upon the respective taxable earnings or loss.  The Company records income tax liabilities as an amount due to Parent.   As of September 30, 2008 and December 31, 2007, the Company included a total of $6.1 million and $4.1 million, respectively as an amount due to Parent for these income tax liabilities.

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

The Company’s sales by product category are as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Hardwood products	$130,426	$162,332	$38,337	$54,984
Engineered wood products	28,684	31,408	8,649	9,974
Total	$159,110	$193,740	$46,986	$64,958

Substantially all sales are made within North America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q, the terms “we,” “us” or “our” refer to WII Components, Inc. and its consolidated subsidiaries and their respective predecessors.

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

•                  the highly competitive nature of our industry; and

•                  increases in the cost of labor.

Overview

We believe that we are one of the leading manufacturers of hardwood doors, hardwood components and engineered wood products for the kitchen and bath cabinet market in the United States.  Our products include (1) hardwood cabinet door components, face frames and drawer fronts, (2) fully assembled hardwood cabinet doors, (3) rigid thermofoil, or RTF, cabinet doors and components, (4) veneer raised panels, or VRPs, and (5) a variety of laminated and profile-wrapped components.  We generate approximately 94% of our sales from the kitchen and bath cabinet manufacturing industry.  Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders.  We conduct all of our operations through our Woodcraft, PrimeWood and Brentwood subsidiaries and we operate twelve manufacturing facilities located in Minnesota, North Dakota, Oregon, Ohio, Kansas, Pennsylvania, Utah, North Carolina, and Kentucky that allow us to distribute our products nationwide.

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

Results of Operations

As discussed below, we continued to experience a slowdown in net sales for the three months and nine months ended September 30, 2008 that began in the second half of 2006.  This slowdown is industry-wide in the kitchen and bath industry and had a negative impact on our gross profit and operating income margin percentages due to fixed costs becoming a higher percentage of sales.   In addition, we have continued to see decreases in the price we pay for hardwood materials, which ultimately are passed on to our customers through lower selling prices in accordance with indexing agreements generally within 3 to 6 months.  While the prices we pay for hardwood materials have continued to decline, the decline has slowed in 2008 versus 2007, which has resulted in modest declines on our gross profit and operating income margin percentages due to the lag of material cost adjustments from 2007 affecting 2008 selling prices.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

The following table includes, for the three months ended September 30, 2008 and 2007, selected operating data derived from our condensed consolidated statements of earnings and presents this information as a percentage of net sales:

	WII Components, Inc.
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
	(dollars in thousands)
Net sales	$46,986	$64,958
% of net sales	100.0%	100.0%
Cost of sales	40,396	54,324
% of net sales	86.0%	83.6%

Gross profit	6,590	10,634
% of net sales	14.0%	16.4%
Operating expenses	3,086	3,750
% of net sales	6.6%	5.8%

Operating income	3,504	6,884
% of net sales	7.4%	10.6%
Other expenses (income):
Interest expense	3,246	3,821
% of net sales	6.9%	5.9%
Other income, net	(17)	(148)
% of net sales	-0.0%	-0.2%
Income tax provision	130	1,568
% of net sales	0.3%	2.4%

Net earnings	145	1,643
% of net sales	0.3%	2.5%

Net sales.  Net sales decreased $17.9 million, or 27.6%, from $64.9 million for the three months ended September 30, 2007 to $47.0 million for the three months ended September 30, 2008.  Sales in our hardwood and engineered wood product line decreased $16.6 million and $1.3 million, respectively.  These decreases are mainly attributable to an overall slowdown in the market that began in the second half of 2006, and to a lesser extent, an approximatety 4% decline in our overall selling prices mainly due to lower hardwood material costs.  We have indexing agreements with a majority of our customers, whereby selling prices to customers are increased or decreased as our material costs increase or decrease.

Cost of sales.  Cost of sales decreased $13.9 million, or 25.6%, from $54.3 million for the three months ended September 30, 2007 to $40.4 million for the three months ended September 30, 2008.  This decrease in cost of sales is primarily attributable to lower material, labor and overhead costs as a result of lower volume of sales.

Gross profit.  Gross profit decreased $4.0 million, or 37.7%, from $10.6 million for the three months ended September 30, 2007 to $6.6 million for the same period in 2008.  As a percentage of net sales, our gross profit decreased 240 basis points from 16.4% for the three months ended September 30, 2007 to 14.0% for the same period in 2008.  This decrease is related to spreading fixed costs over lower sales volume and lower selling prices in 2008 mainly due to material cost decreases that have occurred over the past year.   This decrease was partially offset by lower hardwood material costs in 2008 versus 2007.

Operating expenses.  Operating expenses decreased $0.6 million, or 16.2%, from $3.7 million for the three months ended September 30, 2007 to $3.1 million for the same period in 2008.  The decrease primarily consists of (i) $0.2 million of lower incentive compensation expense, (ii) $0.2 million of lower salaries due to eliminated positions in 2008, and (iii) $0.1 million of lower professional fees in 2008.

Operating income.  Operating income decreased by $3.4 million, or 49.3%, from $6.9 million for the three months ended September 30, 2007 to $3.5 million for the three months ended September 30, 2008 as a result of the net effect of the factors described above.

Interest expense.  Interest expense decreased $0.6 million, or 15.8%, from $3.8 million for the three months ended September 30, 2007 to $3.2 million for the three months ended September 30, 2008.  This decrease relates to (i) $0.2 million in lower amortized deferred financing fees in 2008, and (ii) lower interest expense in 2008 due to lower debt balances for the Senior Notes, mainly due to the $11.5 million principal reduction during the three months ended March 31, 2008, and the First Lien Term Facility.

Other income.  Other income was $149,000 and $18,000 for the three months ended September 30, 2007 and September 30, 2008, respectively.  This income mainly represents interest received from our interest bearing accounts.

Income tax provision.  Income tax provision decreased $1.5 million, from an income tax expense of $1.6 million for the three months ended September 30, 2007 to $0.1 million for the three months ended September 30, 2008 due to decreased earnings in 2008.  The effective tax rate decreased from 48.8% in 2007 to 47.3% in 2008 due to the impact of permanent differences associated with the Transaction in 2007.

Net earnings.  Net earnings decreased $1.5 million from a net income of $1.6 million for the three months ended September 30, 2007 to $0.1 million for the three months ended September 30, 2008 as a result of the factors described above.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

The following table includes, for the nine months ended September 30, 2008 and for the nine months ended September 30, 2007, selected operating data derived from our condensed consolidated statements of operations and presents this information as a percentage of net sales:

	WII Components, Inc.
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	(dollars in thousands)
Net sales	$159,110	$193,740
% of net sales	100.0%	100.0%
Cost of sales	135,302	158,686
% of net sales	85.0%	81.9%

Gross profit	23,808	35,054
% of net sales	15.0%	18.1%
Operating expenses	10,011	21,129
% of net sales	6.3%	10.9%

Operating income	13,797	13,925
% of net sales	8.7%	7.2%
Other expenses (income):
Interest expense	9,843	11,677
% of net sales	6.2%	6.0%
Other income, net	(1,848)	(296)
% of net sales	-1.2%	-0.2%
Income tax provision	2,341	1,261
% of net sales	1.5%	0.7%

Net earnings	3,461	1,283
% of net sales	2.2%	0.7%

Net sales.  Net sales decreased $34.6 million, or 17.9%, from $193.7 million for the nine months ended September 30, 2007 to $159.1 million for the nine months ended September 30, 2008.  Sales in our hardwood and engineered wood product line decreased $31.9 million and $2.7 million, respectively.  These decreases are mainly attributable to an overall slowdown in the market that began in the second half of 2006, and,  to a lesser extent, an approximatety 4% decline in our overall selling prices mainly due to lower hardwood material costs.  We have indexing agreements with a majority of our customers, whereby selling prices to customers are increased or decreased as our material costs increase or decrease.

Cost of sales.  Cost of sales decreased $23.4 million, or 14.7%, from $158.7 million for the nine months ended September 30, 2007 to $135.3 million for the nine months ended September 30, 2008.  This decrease in cost of sales is primarily attributable to lower material, labor and overhead costs as a result of lower volume of sales.

Gross profit.  Gross profit decreased $11.2 million, or 32.0%, from $35.0 million for the nine months ended September 30, 2007 to $23.8 million for the same period in 2008.  As a percentage of net sales, our gross profit decreased 310 basis points from 18.1% for the nine months ended September 30, 2007 to 15.0% for the same period in 2008.  This decrease is related to (i) spreading fixed costs over lower sales volume and lower selling prices in 2008 mainly due to material cost decreases that have occurred over the past year.   This decrease was partially offset by lower hardwood material costs in 2008 versus 2007.

Operating expenses.  Operating expenses decreased $11.1 million, or 52.6%, from $21.1 million for the nine months ended September 30, 2007 to $10.0 million for the same period in 2008.  The decrease consists of approximately; (i) $7.2 million of transaction expenses in 2007 related to the Transaction, (ii) $0.5 million in 2007 related to efforts to refinance a portion of the outstanding debt, (iii) $1.0 million of transaction incentives incurred in 2007 in connection with the Transaction, (iv) $1.2 million related to lower stock compensation expense and lower salaries due to eliminated positions in 2008, (v) $0.4 million of lower professional fees, and (vi) $0.6 million of lower incentive compensation expense.

Operating income.  Operating income decreased by $0.1 million, or 0.7%, from $13.9 million for the nine months ended September 30, 2007 to $13.8 million for the nine months ended September 30, 2008 as a result of the net effect of the factors described above.

Interest expense.  Interest expense decreased $1.9 million, or 16.2%, from $11.7 million for the nine months ended September 30, 2007 to $9.8 million for the nine months ended September 30, 2008.  This decrease relates to (i) $0.8 million in lower deferred financing fees in 2008, and (ii) lower interest expense in 2008 due to lower debt balances for the Senior Notes, mainly due to the $11.5 million principal reduction during the three months ended March 31, 2008, and the First Lien Term Facility.

Other income.  Other income increased $1.5 million, from $0.3 million for the nine months ended September 30, 2007 to $1.8 million for the nine months ended September 30, 2008.  This income represents interest received from our interest bearing accounts and 2008 also includes $1.7 million for gain on the extinguishment of debt.

Income tax provision.  Income tax expense increased $1.0 million from an income tax provision of $1.3 for the nine months ended September 30, 2007 to an income tax provision of $2.3 million for the nine months ended September 30, 2008 as a result of higher earnings.  The effective tax rate decreased from 49.6% in 2007 to 40.3% in 2008 due to permanent differences associated with the Transaction.

Net earnings.  Net earnings increased $2.2 million from net earnings of $1.3 million for the nine months ended September 30, 2007 to $3.5 million for the nine months ended September 30, 2008 as a result of the factors described above.

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

Each of the Company’s subsidiaries, which are all 100% owned subsidiaries of the Company, have fully and unconditionally guaranteed the Senior Notes on a joint and several basis.  The Company has no assets or operations independent of its subsidiaries.  As a result, the Company has not presented separate financial statements of the subsidiary guarantors.

In conjunction with the Transaction on January 9, 2007, the Company entered into the New Senior Credit Facility with Credit Suisse, Cayman Islands Branch, which provided for (i) the First Lien Term Facility in an aggregate principal amount of $150.0 million and (ii) the Revolving Facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, of which $10.0 million is available through a subfacility in the form of letters of credit.  Subject to certain conditions, the First Lien Term Facility may be increased by up to $30.0 million during the life of the First Lien Term Facility at the request of the Company with the consent from those lenders who agree to participate in such increase.  Subject to the foregoing, effective as of April 30, 2007, no additional borrowings are available under the First Lien Term Facility beyond the $9.8 million outstanding at March 31, 2007.  As of September 30, 2008, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  As of September 30, 2008, borrowings of $3.8 million were outstanding under the First Lien Term Facility and nothing was outstanding under the Revolving Facility.  As of September 30, 2008, the outstanding principal of such indebtedness bears interest at a fluctuating rate equal to either the base rate plus 2.75% per annum or LIBOR plus 3.75% per annum (effective rate of 7.45% at September 30, 2008).  We must comply with certain financial covenants under our New Senior Credit Facility, including maintenance of an interest coverage ratio, a senior leverage ratio and a total leverage ratio.  We were in compliance with such covenants as of September 30, 2008.  Indebtedness for borrowed money incurred under our New Senior Credit Facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles and is scheduled to mature in January 2013.

As of September 30, 2008, the weighted average interest rate for the Company’s outstanding debt was 9.9%.

Our New Senior Credit Facility and the indenture for the Senior Notes impose certain restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.

The subsidiary guarantors are generally not restricted in their ability to dividend or otherwise distribute funds to the Company except for restrictions imposed under applicable state corporate law.  The Company is limited in its ability to pay dividends or otherwise make other distributions to Parent under the New Senior Credit Facility and the indenture governing the 10% Senior Notes.  Specifically, the New Senior Credit Facility prohibits the Company from making any distributions to Parent except for limited purposes, including, but not limited to: (i) prior to March 31, 2009, the Company may pay cash dividends and distributions to Parent to enable Parent to make cash interest payments on the acquisition loan, provided that (x) after giving pro forma effect to such dividend or distribution, the Consolidated First Lien Leverage Ratio does not exceed 1.0 to 1.0, and (y) the amount of such dividends and distributions shall not exceed $3,225,000 in any calendar quarter, (ii) customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead of Parent incurred in the ordinary course of business to the extent attributable to the business of the Company and its subsidiaries and in the aggregate not to exceed $500,000 in any fiscal year, and (iii) the Company may pay management fees of Parent not to exceed $750,000 in any fiscal year so long as no default has occurred.  The indenture provides that the Company can generally pay dividends and make other distributions to Parent in an amount not to exceed (i) 50% of the Company’s consolidated net income for the period beginning April 1, 2004 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the net cash proceeds received by the Company from the issuance and sale of capital stock, plus (iii) the net return of certain investments, provided that certain conditions are satisfied, including that the Company has a Consolidated Coverage Ratio of greater than 2.0 to 1.

As of September 30, 2008 and December 31, 2007, we had capital lease obligations of $0.3 million and $0.5 million, respectively, all of which was classified as current.

As of September 30, 2008, we had $5.2 million of cash and cash equivalents available for any corporate purposes, compared to $19.6 million as of December 31, 2007.  Cash and cash equivalents as of December 31, 2007 included approximately $6.2 million related to income tax refunds due to previous stockholders of the Company, which is included in Other Current Liabilities on the Balance Sheet as of December 31, 2007, and paid during the three months ended March 31, 2008.

Cash flow from operating activities.  Cash provided by operating activities was $4.0 million for the nine months ended September 30, 2008, while cash provided by operating activities for the nine months ended September 30, 2007 was $2.2 million.  The increase in cash provided by operating activities is mainly attributable higher net earnings and decreased accounts receivable in 2008 versus 2007.  This was offset partially by the payment of $6.2 million for income tax refunds that were due to previous stockholders of the Company related to deductible transaction costs.   Days of receivables outstanding and the accounts receivables balance have not increased as of September 30, 2008 versus December 31, 2007.

Cash flow from investing activities.  Net cash used in investing activities was $3.3 million for the nine months ended September 30, 2008 and $9.9 million for the nine months ended September 30, 2007.  Capital expenditures in the nine months ended September 30, 2008 were $3.3 million compared to $5.9 million for the nine months ended September 30, 2007.  The decrease in capital expenditures in 2008 is primarily due to lower capital expenditures needed for capacity requirements.  Net cash used in investing activities for the nine months ended September 30, 2007 includes $4.0 million due to an accelerated Dimension Moldings, Inc. earn-out payment in conjunction with the Transaction.

Cash flow from financing activities.  Net cash used by financing activities for the nine months ended September 30, 2008 totaled $15.1 million primarily due to (i) the purchase and cancellation of approximately $11.5 million in principal amount of the Senior Notes at a net of discount cost of $9.8 million, (ii) capital lease payments of $0.2 million, (iii) principal payments on the New Senior Credit Facility of $0.6 million, and (iv) a distribution on behalf of the Parent for principal and interest on a portion of the Parent Notes of $4.5 million.  Net cash provided by financing activities for the nine months ended September 30, 2007 totaled $9.7 million primarily due to (i) capital contributions of $21.7 million that funded debt issuance costs of $3.6 million and stock option payments of $7.9 million, (ii) borrowings of long-term debt under the New Senior Credit Facility of $10.2 million that funded the payoff of the 2005 Senior Credit Facility of $7.5 million, (iii) capital lease payments of $0.3 million, (iv) principal payments on the New Senior Credit Facility of $1.1 million, and (v) a distribution on behalf of the Parent for costs in conjunction with the Transaction of $1.7 million.

For the nine month periods ended September 30, 2008 and September 30, 2007, our two largest customers accounted for approximately 51% of our net sales.  As of September 30, 2008 and December 31, 2007, our two largest customers accounted for approximately 54% and 53%, respectively, of our consolidated accounts receivables balance.  The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could have a material adverse effect on our results of operations and future cash flows.

We anticipate that the funds generated by operations and funds available under the New Senior Credit Facility will be sufficient to meet working capital requirements and to finance capital expenditures for the foreseeable future, including the next twelve months.  We intend to incur additional capital expenditures in the ordinary course of doing business.

We cannot provide assurances that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our New Senior Credit Facility in an amount sufficient to enable us to service our indebtedness, including the Senior Notes, or to fund our other liquidity needs.  In addition, we cannot provide assurances that we will be able to refinance any of our indebtedness, including our New Senior Credit

Facility and the Senior Notes, on commercially reasonable terms, if at all.  We derive a significant portion of our revenue as a result of demand for our products created by the building of new homes, and repair and remodeling of existing homes.  During the second half of 2006, the home building, and repair and remodeling industry experienced a slowdown as a result of general economic conditions.  This slowdown has continued into 2008, and has had a negative impact on our results of operations for the nine months ended September 30, 2008.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on our business, financial condition or results of operations.

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

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2007, we identified the critical accounting policies, which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.  The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors.  The estimates and assumptions are evaluated on an ongoing basis and actual results have been within the Company’s expectations.  We have not changed these policies from those previously disclosed in our annual report.

The Company has recently commenced its information gathering process in preparation for its annual goodwill impairment analysis which is completed as of December 31.  The Company believes there will not be a goodwill impairment however additional information and assessments remain to be completed at this time.

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

Interest rate risk.  We are exposed to market risk relating to changes in interest rates in respect of a portion of our long-term debt and a portion of our capital leases.  As of September 30, 2008, we had $3.8 million outstanding under the First Lien Term Facility, which bears interest at variable rates.  In addition, as of that date, we had approximately $0.3 million of capital leases that bear interest at variable rates.  We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

Item 4T. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2008.  For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financials officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide us with a reasonably level of assurance of achieving their objectives as outlined above.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2008, our disclosure controls and procedures were effective at a reasonable level of assurance.  In reaching this conclusion, the Chief Executive Officer and Chief Financial Officer noted that we failed to include in our Annual Report on Form 10-K for the year ended December 31, 2007 a report by management on the Company’s internal control over financial reporting and the certifications contained in Exhibits 31.1 and 31.2 to that Annual Report and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 did not include the required certifications relating to the Company’s internal controls over financial reporting as required by applicable SEC regulations.  We became aware of these reporting deficiencies subsequent to June 30, 2008 and corrected our disclosure controls and procedures prior to September 30, 2008 to correct these omissions and amended the appropriate reports.

(b)           Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition, the following Risk Factor should be considered prior to making an investment decision with respect to the Company’s securities:

If the current slowdown in the home building, repair and remodeling industry continues for an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.  The Company derives a significant portion of its revenue as a result of the demand for its products created by the building of new homes, and repair and remodeling of existing homes.  During the second half of 2006, the home building, repair and remodeling industry experienced a slowdown as a result of general economic conditions.  This slowdown has continued into 2008, and has had a negative impact on our results of operations for the nine months ended September 30, 2008.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.

Current economic conditions and disruptions in the credit and financial markets could have an adverse effect on our business, financial condition and results of operations.  Recently, the financial markets experienced a period of unprecedented turmoil, including the bankruptcy, restructuring or sale of certain financial institutions and the intervention of the U.S. federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money from our existing lenders under our New Senior Credit Facility to finance our operations were to be impaired. The crisis in the financial markets may also have a material adverse impact on the availability and cost of credit in the future. Our ability to pay our debt or refinance our obligations under our New Senior Credit Facility will depend on our future performance, which will be affected by, among other things, prevailing economic conditions. The recent financial crisis may also have an adverse effect on the U.S., which would have a negative impact on demand for our products. In addition, tightening of credit markets may have an adverse impact on our customers’ ability to finance the purchase of our products or our suppliers’ ability to provide us with raw materials, either of which could adversely affect our business and results of operations.

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

WII COMPONENTS, INC.

Dated: November 14, 2008	By:
/s/ John Fitzpatrick
John Fitzpatrick
President and Chief Executive Officer
(Principal Executive Officer)
Dated: November 14, 2008
/s/ Dale B. Herbst
Dale B. Herbst
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)