Form 10-K
period 2008-12-31
WII Components, Inc.
filed 2009-03-31
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2008: not applicable.

As of March 17, 2009, 100 shares of common stock of the registrant, $.01 par value per share, were issued and outstanding (all of which are owned by WII Holding, Inc.).

DOCUMENTS INCORPORATED BY REFERENCE:   None.

WII COMPONENTS, INC.

FORM 10-K

Year Ended December 31, 2008

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

                In this report, the terms “WII Components,” “we,” “our,” “Company,” or “us” refer to WII Components, Inc. and its subsidiaries on a consolidated basis and their respective predecessors, unless otherwise indicated or the context otherwise requires.  In April 2003, WII Components, Inc. was formed by a group of investors to acquire Woodcraft Industries, Inc., or Woodcraft, and its subsidiaries, PrimeWood, Inc., or PrimeWood, and Brentwood Acquisition Corp., or Brentwood.  On January 9, 2007, WII Components, Inc. became a wholly owned subsidiary of WII Holding, Inc., a newly formed investment entity controlled by Olympus Growth Fund IV, L.P. and Olympus Executive Fund L.P., each of which is an investment fund managed by Olympus Partners.  WII Components conducts all of its operations through its direct subsidiary, Woodcraft, and its indirect subsidiaries, PrimeWood, Brentwood and Grand Valley Acquisition, Inc., or Grand Valley.  Grand Valley was merged with and into Woodcraft Industries, Inc. on December 31, 2006.

PART I

Item 1. Business

Our Company

                We believe we are one of the leading manufacturers of hardwood cabinet doors, hardwood components and engineered wood products in the United States.  In 2008, we generated approximately 93% of our sales from the kitchen and bath cabinet manufacturing industry.  We believe our reputation for high quality and reliable performance has enabled us to establish strong, long-standing relationships with our customers, which include most of the top cabinet manufacturers in the United States.  Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders.  We generated net sales of approximately $34.3 million for the three months ended December 31, 2008 and approximately $193.4 million for the year ended December 31, 2008.

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

                We operate eleven manufacturing facilities located in Minnesota, North Dakota, Ohio, Oregon, Pennsylvania, Kansas, North Carolina, and Kentucky that allow us to distribute our products nationwide.  In 2005, we acquired substantially all of the assets of Dimension Moldings, Inc., and as a result of the acquisition we commenced operations at a second Ohio facility located in Middlefield, Ohio.  In 2005, we also acquired a rough mill facility in Greenville, Pennsylvania and commenced operations at a manufacturing facility in Lansing, Kansas.  In 2007, we commenced operations at manufacturing facilities in West Jordan, Utah and Monroe, Washington.  Each of these facilities in Utah and Washington contributed minimal capacity to the Company and were closed in the second half of 2008 due to the slowdown in the industry.  In the first quarter 2008, we commenced operations at a manufacturing facility in Conover, North Carolina.  Overall, we have made substantial capital investments to broaden the scope of our manufacturing operations from rough milling through final production, which maximizes our yield from raw materials and allows us to meet the short lead time requirements of our customers.  Our technical knowledge and expertise with respect to the entire production process enable us to meet the specifications and delivery time demands of our customers for almost any style of cabinet doors or components with high quality standards at a competitive cost.  We believe we offer customers among the shortest lead times in the industry, an important criteria in our customers’ procurement decisions.

                Our senior management team has an average of 18 years of industry experience and 17 years with our Company.  Our President and Chief Executive Officer, John Fitzpatrick, has over 25 years of experience in managing manufacturing-based companies and has led our senior management team since July 2000.

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

                On January 9, 2007, WII Holding, Inc. (“Parent”) acquired all of the outstanding capital stock of WII Components, Inc. through the merger of a newly formed wholly owned subsidiary of Parent with and into WII Components, Inc. (the “Transaction”).  Parent is a newly formed investment entity controlled by Olympus Growth Fund IV, L.P. and Olympus Executive Fund, L.P., each of which is an investment fund managed by Olympus Partners, a private equity firm headquartered in Stamford, Connecticut.

Customers

                We have been servicing our top ten customers for an average of approximately 18 years, with a minimum of five years.  In 2008, sales to Masco Corporation and Elkay accounted for 37% and 18%, respectively, of our net sales.  No other customer accounted for more than 10% of our sales in 2008.  We have experienced lower sales volume over the past two years with most of our top ten customers due to the overall market decline related to lower demand for new homes and remodeling of existing homes.

Sales and Marketing

                Substantially all of our sales are made directly to cabinet manufacturers without the use of third party sales representatives or distributors.  Our sales and marketing group is organized primarily by product and geography.  The group includes a sales director for all product lines, a marketing director for hardwood products, and four account managers.  Over the past few years, our sales and marketing efforts have been focused on strengthening relationships with our most important customers and introducing new products to targeted markets.  Due to our long-standing relationships with our key customers, sales and marketing involves relationships at multiple levels with our customers.  Accordingly, our internal sales force works closely with our manufacturing and marketing personnel to develop new opportunities in our core kitchen and bath market, which accounted for approximately 93% of our sales in 2008, as well as our other markets, including store fixtures.  In 2008, approximately 99.8% of our net revenues resulted from sales in the United States, while the balance resulted from sales in Canada and Mexico.

                We do not rely on imported product components for any significant portion of our business.  However, we do purchase imported components for use in our domestic manufacturing process and for direct sale to our customers.  In 2008, our sales of imported products accounted for less than 1% of our total sales.

Supply of Raw Materials

                The primary raw materials we purchase are green, kiln-dried, and semi-processed hardwood lumber, MDF, hardwood veneer and PVC foil.  Hardwood lumber accounts for the largest portion of our material costs.  We purchase our lumber directly from hardwood mills, which allows us to both leverage our scale and avoid the costs associated with intermediaries.  We purchase from a network of over 50 regional mills throughout the Northern and Appalachian hardwood forest areas in close proximity to our manufacturing facilities.  No single supplier accounted for more than 7% of our material purchases in 2008, and we are not dependent on any single supplier for any raw material product.  Our top ten suppliers accounted for approximately 35% of the key raw materials we purchased in 2008.

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

Competition

                We operate in the highly competitive kitchen and bath cabinet door and component industry.  Our competitors include other independent kitchen and bath cabinet door and component manufacturers and vertically integrated cabinet manufacturers who produce their own doors and components.  We estimate that the cabinet door and component market segment in which we compete represented approximately $1.7 billion of the overall U.S. cabinet market in 2008.  We believe that independent cabinet door and component manufacturers, like us, accounted for approximately $0.9 billion of this segment in 2008, while vertically integrated cabinet manufacturers accounted for the remainder.

                We are one of the three largest manufacturers in the independent cabinet component industry.  We believe that in 2008 we accounted for approximately 24% of total outsourced cabinet door and component market sales, and together with our principal competitors Conestoga Wood Products and Appalachian Wood Products, based on publicly available information and management estimates, accounted for approximately 48% of this market in 2008.

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

Employees

                As of December 31, 2008, we had approximately 1,113 full-time employees, 10 part-time employees, and 41 independent contractors.  Currently, none of our employees are covered by a collective bargaining agreement.

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

                Sales to the kitchen and bath cabinet market accounted for approximately 93% of our total sales for the year ended December 31, 2008.  Sales in this market are driven by new home construction and home repair and remodeling activity.  New home construction and repair and remodeling activity continues to be affected by changes in economic and other conditions, such as gross domestic product levels, employment levels, demographic trends, availability of financing, interest rates and consumer confidence.  These factors can negatively affect the demand for our products.  Any deterioration in these factors could have a material adverse effect on our business, financial condition and results of operations.

The Company derives a significant portion of its revenue as a result of the demand for its products created by the building of new homes, and repair and remodeling of existing homes.  During the last 30 months, the home building, repair and remodeling industry experienced a slowdown as a result of general economic conditions.  Based on the Kitchen Cabinet Manufacturers Association data for 2008, the kitchen cabinet market is estimated to be down approximately 19%, and this slowdown has had, and continues to have, a negative effect on our sales and income from operations.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.

Current economic conditions and disruptions in the credit and financial markets could have an adverse effect on our business, financial condition and results of operations.

Recently, the financial markets experienced a period of unprecedented turmoil, including the bankruptcy, restructuring or sale of certain financial institutions and the intervention of the U.S. federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money from our existing lenders under our Senior Credit Facility to finance our operations were to be impaired. The crisis in the financial markets may also have a material adverse impact on the availability and cost of credit in the future. Our ability to pay our debt or refinance our obligations under our Senior Credit Facility or Senior Notes will depend on our future performance, which will be affected by, among other things, prevailing economic conditions. The recent financial crisis may also have an adverse effect on the U.S., which would have a negative impact on demand for our products. In addition, tightening of credit markets may have an adverse impact on our customers’ ability to finance the purchase of our products or our suppliers’ ability to provide us with raw materials, either of which could adversely affect our business and results of operations.

Our debt agreements contain certain restrictions that limit our flexibility in operating our business, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

                We are subject to a number of debt agreements, including our Senior Credit Facility, the indenture governing the Senior Notes and the purchase agreements governing the pay-in-kind notes issued by our Parent (the “Parent Notes”), which contain covenants that restrict our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.  In addition, our Senior Credit Facility and Parent Notes require us to comply with certain consolidated financial ratios and financial tests. Our ability to meet these financial ratios and financial tests may be affected by events beyond our control, including a prolonged downturn in the housing market. We recently amended and obtained waivers to our Senior Credit Facility to, among other things, adjust the interest coverage ratio and total leverage ratio that we were required to maintain as of December 31, 2008, and as of the end of each quarterly period through December 31, 2009 to reflect current economic conditions. Parent also recently amended and obtained waivers to the Parent Notes to, among other things, waive the total leverage ratio that we were required to maintain as of December 31, 2008, and to adjust the total leverage ratio we are required to maintain as of the end of each quarterly period through December 31, 2009 to reflect current economic conditions.  Any breach of the covenants in our debt agreements could result in a default of the obligations under such debt agreement and cause a cross-default under one or more of our other debt agreements.  If there were an event of default under one of the debt agreements that was not cured or waived, the lenders under such debt agreement could cause all amounts outstanding thereunder to be due and payable immediately.  Our assets and cash flow may not be sufficient to fully repay borrowings under our debt agreements if accelerated upon an event of default.

We are dependent on major customers for a significant portion of our net sales.

                For the year ended December 31, 2008, our top ten customers accounted for approximately 87% of our net sales.  During this period, our two largest customers accounted for approximately 55% of our net sales.  The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could have a material adverse effect on our results of operations.  The ongoing trend toward consolidation in the cabinet manufacturing market in which our customers operate could increase the concentration of our sales and therefore increase these risks.

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

                Our profitability is affected by the prices of our raw materials, which may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, competition and, in some cases, government regulation.  The prices for the hardwood species we use in production of our hardwood doors and components are subject to some volatility.  In the past calendar year the price of hard maple, the primary hardwood specie we use, (accounting for approximately 43% of our lumber purchases) decreased by approximately 10%, and the price of cherry, (accounting for approximately 28% of our lumber purchases) decreased by 12%.  We have no long-term supply contracts for the raw materials used in the manufacture of our products.  This means that we are subject to changes in the prices charged by our suppliers.  Significant increases in the prices of raw materials could materially adversely affect our business, financial condition and results of operations, especially if we are not able to recover these costs by increasing the prices we charge our customers for our products.  In 2008, the U.S. kitchen and bath cabinet industry relied heavily on domestic maple, which is of a higher quality than imported maple.  A shortage in the supply of domestic maple or certain other species of lumber could increase prices for these raw materials, which could also have a material adverse effect on our business, financial condition and results of operations.  We generally pass through cost increases to our customers, but the price increases may not fully offset the effects of increasing raw material costs.

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

                Our facilities are subject to numerous federal, state and local laws relating to the protection of the environment.  We believe we are in substantial compliance with all applicable requirements.  Our efforts to comply with environmental requirements does not remove the risk that we may be held liable, or incur fines or penalties, and that the amount of liability, fines or penalties may be material, for, among other things, releases of hazardous substances from current properties or any associated offsite disposal location, or for contamination at our properties from activities conducted by previous occupants.  Changes in environmental laws and regulations or the discovery of previously unknown contamination or other liabilities relating to our properties and operations could result in significant environmental liabilities.  In addition, we might incur significant capital and other costs to comply with increasingly stringent environmental laws and enforcement policies, which would decrease our cash flow available to service our indebtedness.

We face intense competition in our markets.

                We operate in the highly fragmented and very competitive cabinet door and component industry.  Our competitors include international, national and local cabinet and cabinet component manufacturers.  These can be large consolidated operations with manufacturing facilities in large and efficient plants, as well as relatively small, local cabinetmakers.  Some of our competitors may achieve greater market penetration in certain of the markets in which we operate, have greater financial and other resources available and be less leveraged, which may provide them with greater financial flexibility.  Moreover, companies in other building products industries may choose to compete with us.  To remain competitive, we will need to invest continuously in manufacturing, customer service and product development.  We may have to adjust the prices of some of our products to stay competitive.  In this regard, we have recently faced increased pricing pressure in light of the current economic slowdown.  We may not have sufficient resources to continue to make such investments to maintain our competitive position within each of the markets we serve.

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

                As of March 17, 2009, Parent owned 100% of our outstanding voting capital stock and Olympus Growth Fund IV, L.P. and Olympus Executive Fund, L.P. (each of which is an investment fund managed by Olympus Partners) collectively owned 86.53% of the outstanding voting capital stock of Parent.  For ease of reference, we sometimes collectively refer to Olympus Growth Fund IV, L.P. and Olympus Executive Fund, L.P. herein as the “Olympus Funds”.  Olympus Growth Fund IV, L.P. has the ability to control the election of our Board of Directors and the election of the board of directors of Parent and, by virtue of its ownership in Parent and certain contractual voting rights set forth in the Parent Stockholders Agreement among the current stockholders of Parent, the outcome of other issues submitted to the stockholders for approval.  See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  We cannot assure you that the interests of Olympus Growth Fund IV, L.P. will not conflict with the interests of the holders of our Senior Notes.  In particular, Olympus Growth Fund IV, L.P. may cause a change of control at a time when we do not have sufficient funds to repurchase our Senior Notes, or to repay our Senior Credit Facility.

Item 1B. Unresolved Staff Comments

                Not Applicable.

Item 2. Properties

                Our headquarters are located in St. Cloud, Minnesota.  We own eight and lease three manufacturing facilities.  We believe that our facilities are currently operating at approximately 50-55% of overall plant capacity.  We intend to increase current levels of capacity utilization while handling an increased volume of sales.  In addition, we have increased capacity over time through increases in operating efficiencies and growth investments at our hardwood component, door and engineered woods facilities.  We expanded our Molalla, Oregon plant in 2004 to create additional capacity for customers located on the West Coast.  In 2006, we completed the expansions of our (i) Cabinet Door plant in St. Cloud, Minnesota to create additional door manufacturing capacity, and (ii) Greenville, Pennsylvania facility to add incremental capacity for lumber drying and roughmilling.  In 2007, we completed the expansion of leased facilities in West Jordan, Utah and Monroe, Washington to add incremental door manufacturing capacity.  Each of these facilities in Utah and Washington contributed minimal capacity to the Company and were closed in the second half of 2008 due to the slowdown in the industry.  In the first quarter 2008, we completed the expansion of a leased facility in Conover, North Carolina to add incremental door manufacturing capacity.

                Our Woodcraft subsidiary operates three facilities in Minnesota, two of which are located in St. Cloud and one of which is located in Foreston.  Our Minnesota facilities manufacture hardwood components, and one of our St. Cloud facilities also produces approximately 54% of our hardwood doors.  The hardwood door plant in St. Cloud includes high-volume hardwood door production together with flexible production cells required to respond to customer KAT orders.  Our Woodcraft division also has a fourth facility located in Bowling Green, Kentucky where we manufacture hardwood components for shipment to our Minnesota and Ohio facilities.  Our Woodcraft subsidiary in 2005 acquired a facility located in Middlefield, Ohio, which manufactures hardwood component moldings, and also purchased a facility located in Greenville, Pennsylvania, which manufactures hardwood components for shipment to our Minnesota and Ohio facilities.  In 2007, our Woodcraft subsidiary completed an expansion in West Jordan, Utah to produce hardwood doors.  In the first quarter 2008, our Woodcraft subsidiary completed an expansion in Conover, North Carolina to produce hardwood doors.

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

                The following chart sets forth information regarding our headquarters and our eleven manufacturing facilities:

Location	Primary Product Line	Square Footage	Description of Property Interest
St. Cloud, Minnesota	Headquarters	10,000	Owned
St. Cloud, Minnesota	Hardwood Doors	153,000	Owned
St. Cloud, Minnesota	Hardwood Components	157,450	Owned
Foreston, Minnesota	Hardwood Components	137,770	Owned
Bowling Green, Kentucky	Hardwood Components	116,880	Owned
Middlefield, Ohio.	Hardwood Components	40,000	Leased
Greenville, Pennsylvania.	Hardwood Components	80,000	Owned
Wahpeton, North Dakota	RTF Doors and Components, VRP	200,000	Owned
Lansing, Kansas	RTF Doors and Components	19,000	Leased
Molalla, Oregon	Hardwood and RTF Doors	100,000	Owned
Orwell, Ohio	Hardwood Doors	40,000	Owned
Conover, North Carolina	Hardwood Doors	55,000	Leased

                We also lease a number of non-manufacturing facilities utilized for warehousing.  Our West Jordan, Utah facility is now included as a non-manufacturing facility as of December 31, 2008.  These facilities are deemed to not be material.

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

We became a wholly owned subsidiary of Parent on January 9, 2007.  Since that time, we have made cash dividends to, and made other distributions on account of the, Parent from time to time to enable Parent to (i) make cash interest payments on the Parent Notes, (ii) pay its customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead incurred on account of its ownership of us, and (iii) pay the fees under a management services agreement between Parent and Olympus Advisory Partners, Inc.  These payments totaled approximately $3.2 million in 2007 and $5.0 million in 2008.  We expect to make similar payments to or on account of Parent in the foreseeable future.  Any payment of future dividends and the amounts thereof will be dependent upon the Company’s earnings, fiscal requirements and other factors deemed relevant by the Company’s Board of Directors.  Certain restrictive covenants contained in the Company’s Senior Credit Facility and the indenture governing the Senior Notes currently restrict our ability to make dividends or other payments to Parent.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a detailed discussion of such restrictions.

As a result of the Transaction, all outstanding stock options were terminated and canceled on January 9, 2007, and there are currently no stock options of the Company issued and outstanding.

Parent issued restricted stock on August 31, 2007 and September 14, 2007 to certain members of our management totaling 55,219 shares of Parent common stock.  The fair value of the Parents common stock was considered contributed capital to the Company and had a fair value of approximately $397,023 on the date of the grant.  The restricted stock becomes fully vested after seven years, or earlier, if certain milestones described in the underlying grant agreements are met.

Item 6. Selected Financial Data

The following table sets forth certain of our historical consolidated financial data.  The Transaction was completed on January 9, 2007, and the Transaction has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.  The selected historical consolidated financial data as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements.  Historical results are not necessarily indicative of the results to be expected in the future.  You should read the following data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and accompanying notes included elsewhere in this annual report.

	Year Ended December 31,
	2008	2007	2006	2005 (1)	2004 (2)
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$193,373	$249,303	$285,633	$259,603	$203,066
Cost of sales	166,635	205,063	237,289	217,625	167,279
Gross profit	26,738	44,240	48,344	41,978	35,787
Total operating expenses (3)	13,934	24,096	18,024	14,805	12,643
Operating income	12,804	20,144	30,320	27,173	23,144
Interest expense	13,024	15,460	14,038	13,561	12,767
Other (income) loss, net (4)	(1,860)	(453)	(88)	(50)	3,414
Income tax expense	324	2,096	6,627	5,487	2,684
Net earnings	$1,316	$3,041	$9,743	$8,175	$4,279
Other Financial Data:
Depreciation and amortization (5)	$8,762	$8,712	$7,926	$6,760	$6,071
Capital expenditures (6)	3,722	7,629	15,999	11,787	5,733
Net cash provided by operating activities	13,714	16,500	23,426	12,990	15,969
Balance Sheet (at end of period):
Total assets	$221,006	$247,957	$230,314	$221,594	$194,987
Long-term debt, plus current maturities	111,947	124,202	127,500	127,500	120,000
Capital lease obligations	—	530	1,111	2,466	3,122

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

(3)   Total operating expenses include $0.6 million of stock compensation expense in 2004 related to stock option variable accounting, $1.3 million of stock compensation expense in 2005 related to stock option variable accounting, $3.1 million of stock compensation expense in 2006 related to stock option accounting, and $1.8 million of compensation expense in 2007 related to stock option accounting and transaction incentives.  In addition, 2007 includes transaction costs for the Transaction, tender offer costs, and management advisory fees of approximately $7.2 million, $0.8 million, and $0.6 million, respectively.  Total operating expenses in 2008 include $0.6 million for management advisory fees.

(4)   For the fiscal year ended December 31, 2004, the Company wrote off $3.5 million of financing fees related to the old credit facility, and in 2008 the Company recognized $1.7 million of gains on the extinguishment of debt.

(5)   Depreciation and amortization does not include amortization of deferred financing fees (which are included in interest expense) for the fiscal years ended December 31, 2004, 2005, 2006, 2007 and 2008 of $1.0 million, $1.0 million, $1.1 million, $2.5 million and $1.5 million, respectively.

(6)   Includes capital expenditures in Accounts Payable at the end of the period, which have not been paid in cash.  See “Consolidated Statements of Cash Flows” included in the consolidated financial statements elsewhere in this report for more information.

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

Overview

                We are one of the leading manufacturers of hardwood cabinet doors and components and engineered wood products in the United States.  Our products include (1) hardwood cabinet door components, face frames and drawer fronts, (2) fully assembled hardwood cabinet doors, (3) rigid thermofoil, or RTF, cabinet doors and components, (4) veneer raised panels, or VRPs, and (5) a variety of laminated and profile-wrapped components.  In 2008, we generated approximately 93% of our sales from the kitchen and bath cabinet manufacturing industry.  Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders.  We conduct all of our operations through our Woodcraft, PrimeWood and Brentwood subsidiaries and we operate eleven manufacturing facilities located in Minnesota, North Dakota, Ohio, Oregon, Pennsylvania, Kansas, North Carolina, and Kentucky that allow us to distribute our products nationwide.

In the past eleven years, we have consummated four strategic acquisitions that have enhanced our market position, product breadth and geographic reach.  In June 1998, we acquired PrimeWood, a manufacturer of RTF, VRP and profile-wrapped engineered wood products based in North Dakota.  In July 2002, we acquired Brentwood, a manufacturer of solid wood and RTF cabinet doors located in Oregon.  In April 2004, we acquired Grand Valley, a manufacturer of solid wood cabinet doors located in Ohio.  In July 2005, we acquired substantially all of the assets of Dimension Moldings, Inc. (DMI), an Ohio corporation, which was in the business of manufacturing hardwood component moldings at a facility located in Middlefield, Ohio.  Following the acquisition, our Woodcraft subsidiary manufactures hardwood component moldings at the Middlefield facility.

On January 9, 2007, WII Components, Inc. (the “Company”) was acquired by WII Holding, Inc. (“Parent”), a newly formed investment entity controlled by two investment funds managed by Olympus Partners.  For ease of reference, these funds are sometimes collectively referred to herein as the “Olympus Funds”.  The acquisition was consummated through a merger of WII Merger Corporation (“MergerCo”), a wholly owned subsidiary of Parent, with and into the Company with the Company being the surviving corporation in the transaction (the “Transaction”).  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the Transaction was approximately $293.1 million, less indebtedness and certain expenses.  The Transaction has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.  The Company did not push down the new accounting basis because of the significance of the publicly traded debt outstanding, which hinders the Parent’s ability to control the form of ownership of the Company.

Results of Operations

                As discussed below, we continued to experience a slowdown in net sales for the twelve months ended December 31, 2008 that began in the second half of 2006.  This kitchen and bath industry-wide slowdown had a negative impact on our gross profit and operating income margin percentages due to fixed costs becoming a higher percentage of sales.   In addition, we have continued to experience decreases in hardwood material prices, which generally are passed on to our customers through lower selling prices in accordance with indexing agreements that reset approximately every 3 to 6 months.  While the prices we pay for hardwood materials have continued to decline, the decline has slowed in 2008 versus 2007, which has resulted in modest declines on our gross profit and operating income margin percentages due to the lag of material cost adjustments from 2007 affecting 2008 selling prices.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

                The years ended December 31, 2008 and 2007 are shown in the table below. The following table sets forth selected operating data derived from our consolidated statements of earnings and presents this information as a percentage of net sales.

	Year Ended December 31, 2008	Year Ended December 31, 2007
	(Dollars in thousands)

Net sales	$193,373	$249,303
% of net sales	100.0%	100.0%
Cost of sales	166,635	205,063
% of net sales	86.2%	82.3%
Gross profit	26,738	44,240
% of net sales	13.8%	17.7%
Operating expenses	13,934	24,096
% of net sales	7.2%	9.7%
Operating income	12,804	20,144
% of net sales	6.6%	8.0%
Other expenses:
Interest expense	13,024	15,460
% of net sales	6.7%	6.2%
Other (income) loss, net	(1,860)	(453)
% of net sales	(1.0)%	(0.2)%
Income taxes	324	2,096
% of net sales	0.2%	0.8%
Net earnings	1,316	3,041
% of net sales	0.7%	1.2%

                Net Sales.  Net sales decreased $56.0 million, or 22.5%, from $249.3 million for the year ended December 31, 2007 to $193.3 million for the year ended December 31, 2008.  Sales in our hardwood and engineered wood product line decreased $51.0 million and $5.0 million, respectively.  These decreases are mainly attributable to an overall slowdown in the market that began in the second half of 2006, and, to a lesser extent, an approximately 4% decline in our overall selling prices, mainly due to lower hardwood material costs.  We have indexing agreements with a majority of our customers, whereby selling prices to customers are generally increased or decreased as our material costs increase or decrease.

                Cost of Sales.  Cost of sales decreased $38.5 million, or 18.8%, from $205.1 million for the year ended December 31, 2007 to $166.6 million for the year ended December 31, 2008.  This decrease in cost of sales is primarily attributable to lower material, labor and overhead costs as a result of lower volume of sales.

                Gross Profit.  Gross profit decreased $17.5 million, or 39.6%, from $44.2 million for the year ended December 31, 2007 to $26.7 million for the same period in 2008 as a result of the factors described above.  As a percentage of net sales, our gross profit decreased 390 basis points from 17.7% for the year ended December 31, 2007 to 13.8% for the same period in 2008. This decrease is related to (i) spreading fixed costs over lower sales volume and (ii) the net effect of lower selling prices versus material cost reductions.

Operating Expenses.  Operating expenses decreased $10.2 million, or 42.3%, from $24.1 million for the year ended December 31, 2007 to $13.9 million for the year ended December 31, 2008.  The decrease mainly consists of approximately; (i) $7.2 million of transaction expenses in 2007 related to the Transaction, (ii) $0.8 million in 2007 related to efforts to refinance a portion of the outstanding debt, (iii) $1.0 million of transaction incentives incurred in 2007 in connection with the Transaction, (iv) $1.2 million related to lower stock compensation expense and lower salaries due to reduced overall workforce in 2008, (v) $0.2 million of lower professional fees, and (vi) $0.2 million of lower incentive compensation expense.  These decreases were partially offset by $0.8 million due to long-lived asset write-offs in conjunction with the closing of our West Jordan, Utah facility.  As a percentage of sales, operating expenses decreased from 9.7% for the year ended December 31, 2007 to 7.2% for the same period in 2008, as a result of the factors described above.

Operating Income.  Operating income decreased by $7.3 million, or 36.3%, from $20.1 million for the year ended December 31, 2007 to $12.8 million for the year ended December 31, 2008 as a result of the net effect of the factors described above.

                Interest Expense.  Interest expense decreased $2.4 million, or 15.6%, from $15.4 million for the year ended December 31, 2007 to $13.0 million for the year ended December 31, 2008.  This decrease relates to (i) $0.9 million in lower amortized deferred financing fees in 2008, and (ii) lower interest expense in 2008 due to lower debt balances for the Senior Notes, mainly due to the $11.5 million principal reduction during the three months ended March 31, 2008, and for the First Lien Term Facility.

Other (Income) Loss.  Other income increased $1.4 million, or 350.0%, from $0.4 million for the year ended December 31, 2007 to $1.8 million for the year ended December 31, 2008.  This income represents interest received from our interest bearing accounts and 2008 also includes a $1.7 million gain on the extinguishment of debt.

                Income Tax Expense.  Income tax expense decreased $1.8 million, or 85.7% from $2.1 million for the year ended December 31, 2007 to $0.3 million for the year ended December 31, 2008 as a result of lower earnings, and a lower effective tax rate.  The effective tax rate decreased 2100 basis points from 40.8% in 2007 to 19.8% in 2008 due to state taxes and permanent differences.

                Net Earnings.  Net earnings decreased $1.7 million, or 56.7%, from $3.0 million for the year ended December 31, 2007 to $1.3 million for the year ended December 31, 2008 as a result of the factors described above.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

                The years ended December 31, 2007 and 2006 are shown in the table below. The following table sets forth selected operating data derived from our consolidated statements of earnings and presents this information as a percentage of net sales.

	Year Ended December 31, 2007	Year Ended December 31, 2006
	(Dollars in thousands)

Net sales	$249,303	$285,633
% of net sales	100.0%	100.0%
Cost of sales	205,063	237,289
% of net sales	82.3%	83.1%
Gross profit	44,240	48,344
% of net sales	17.7%	16.9%
Operating expenses	24,096	18,024
% of net sales	9.7%	6.3%
Operating income	20,144	30,320
% of net sales	8.0%	10.6%
Other expenses:
Interest expense	15,460	14,038
% of net sales	6.2%	4.9%
Other loss (income), net	(453)	(88)
% of net sales	(0.2)%	0.0%
Income taxes	2,096	6,627
% of net sales	0.8%	2.3%
Net earnings	3,041	9,743
% of net sales	1.2%	3.4%

                Net Sales.  Net sales decreased $36.3 million, or 12.7%, from $285.6 million for the year ended December 31, 2006 to $249.3 million for the year ended December 31, 2007.  Our hardwood product line decreased $24.4 million, attributable to (i) an overall slowdown in the market that began in the third quarter of 2006, (ii) lower selling prices of approximately 3% in conjunction with lower material costs, and (iii) to a lesser extent, a reduction due to the loss of market share on a hardwood door program in 2007 that represented approximately 1% of our sales in 2006.  In addition, our engineered wood products line decreased $11.9 million, which is attributable to softness in the engineered wood products industry and decreases in market share.

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

In conjunction with the Transaction, we entered into a senior credit facility, the “Senior Credit Facility”), with Credit Suisse, Cayman Islands Branch, which provided for (i) a senior secured first lien term loan facility in an aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, (the “Revolving Facility” and, together with the First Lien Term Facility, the “First Lien Facilities”) of which $10.0 million is available through a subfacility in the form of letters of credit.  Subject to certain conditions, the First Lien Term Facility may be increased by up to $30.0 million during the life of the First Lien Term Facility at the request of the Company with the consent from those lenders who agree to participate in such increase.  Subject to the foregoing, effective as of April 30, 2007, no additional borrowings are available under the First Lien Term Facility beyond the $9.8 million outstanding at March 31, 2007.  As of December 31, 2008, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  As of December 31, 2008 borrowings of $3.6 million were outstanding under the First Lien Term Facility and nothing was outstanding under the Revolving Facility.  As of December 31, 2008, the outstanding principal of such indebtedness bears interest at a fluctuating rate equal to either the base rate plus 2.75% per annum or LIBOR plus 3.75% per annum (effective rate of 4.21% at December 31, 2008).  We must comply with certain financial covenants under our Senior Credit Facility, including maintenance of an interest coverage ratio and a total leverage ratio

On March 30, 2009, we entered into an amendment to our Senior Credit Facility, which among other things: (i) increased the applicable interest rate margin for borrowings thereunder; (ii) eliminated the requirement that we maintain corporate debt ratings; (iii) extended the date by which we must amend the indenture governing the Senior Notes to eliminate certain of the restrictive covenants contained therein (including covenants related to the incurrence of indebtedness and liens) or redeemed the Senior Notes to March 31, 2010; (iv) extended our ability to continue to pay cash dividends to enable Parent to make cash interest payments on the Parent Notes to March 31, 2010; (v) increased the maximum total leverage ratio we may have at the end of each quarterly period from December 31, 2008 through December 31, 2009, (vi) required payment of the remaining balance due under the First Lien Term Facility of approximately $3.6 million and (vii) decreased the minimum interest coverage ratio we are required to maintain at the end of each quarterly period from December 31, 2008 through December 31, 2009. The amendment also waived for the four fiscal quarters ended December 31, 2008, any default or event of default that may have arisen from our failure to maintain the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio set forth in the Senior Credit Facility prior to the effective date of the amendment.

Indebtedness for borrowed money incurred under our Senior Credit Facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles and is scheduled to mature in January 2013.

As of December 31, 2008, the weighted average interest rate for the Company’s outstanding debt was 9.9%.

Our Senior Credit Facility and the indenture for the Senior Notes impose certain restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.  The subsidiary guarantors are generally not restricted in their ability to dividend or otherwise distribute funds to the Company except for restrictions imposed under applicable state corporate law.  The Company is limited in its ability to pay dividends or otherwise make other distributions to Parent under the Senior Credit Facility and the indenture governing the Senior Notes.  Specifically, as amended, the Senior Credit Facility prohibits the Company from making any distributions to Parent except for limited purposes, including, but not limited to: (i) prior to March 31, 2010, the Company may pay cash dividends and distributions to Parent to enable Parent to make cash interest payments on the Parent Notes, provided that (x) after giving pro forma effect to such dividend or distribution, the consolidated first lien leverage ratio does not exceed 1.0 to 1.0, and (y) the amount of such dividends and distributions shall not exceed $3,225,000 in any calendar quarter, (ii) customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead of Parent incurred in the ordinary course of business to the extent attributable to the business of the Company and its subsidiaries and in the aggregate not to exceed $500,000 in any fiscal year, and (iii) the Company may pay management fees of Parent not to exceed $750,000 in any fiscal year so long as no default has occurred.  The indenture provides that the Company can generally pay dividends and make other distributions to Parent in an amount not to exceed (i) 50% of the Company’s consolidated net income for the period beginning April 1, 2004 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the net cash proceeds received by the Company from the issuance and sale of capital stock, plus (iii) the net return of certain investments, provided that certain conditions are satisfied, including that the Company has a consolidated interest coverage ratio of greater than 2.0 to 1.0.  For the twelve month period ended December 31, 2008, the Company’s consolidated interest coverage ratio was less than 2.0 to 1.0.

On March 30, 2009, Parent amended and obtained a waiver to the Note Purchase Agreements related to the Parent Notes to waive the total leverage ratio that we were required to maintain as of December 31, 2008 and to adjust the total leverage ratio that we are required to maintain as of the end of each quarterly period through December 31, 2009 to reflect current economic conditions. In addition, in connection with this amendment and waiver, the $150,000 quarterly advisory fee payable by Parent to Olympus Advisory Partners Inc (“OAP”), an affiliate of the Olympus Funds, under the advisory services agreement discussed below, has been deferred by OAP for each quarter of 2009 and will be payable in 2010 or thereafter.  See “Certain Relationships and Related Party Transactions, and Director Independence – Advisory Services Agreement” for additional information regarding the advisory services agreement.

As of December 31, 2008, we had no capital lease obligations, and as of December 31, 2007, we had $0.5 million of capital lease obligations, of which all was current.

The Company has outstanding Senior Notes.  During the three months ended March 31, 2008, the Company purchased and canceled approximately $11.5 million in principal amount of the Senior Notes for payment of $9.8 million resulting in a gain on extinguishment of debt of approximately $1.7 million.  The Company used available cash and borrowings under its Revolving Facility for payment thereof.

Each of the Company’s subsidiaries, which are all 100% owned subsidiaries of the Company, have fully and unconditionally guaranteed the Senior Notes on a joint and several basis.  The Company has no assets or operations independent of its subsidiaries.  As a result, the Company has not presented separate financial statements of the subsidiary guarantors.

As of December 31, 2008, we had $14.7 million of cash and cash equivalents available for any corporate purposes, compared to $19.6 million as of December 31, 2007.  Cash and cash equivalents as of December 31, 2007 includes approximately $6.4 million related to income tax refunds due back to previous stockholders of the Company, which is included in Other Current Liabilities on the Balance Sheet as of December 31, 2007, and paid during the three months ended March 31, 2008.

Cash flow from operating activities.  As of December 31, 2008, we had $14.7 million of cash and cash equivalents available for working capital purposes.  As of December 31, 2007, we had $19.6 million of cash and cash equivalents available for working capital purposes.  Cash provided by operating activities for the years ended December 31, 2008 and 2007 was $13.7 million and $16.5 million, respectively.  The decreased source of cash provided by operating activities is mainly attributable to (i) lower net earnings, (ii) lower accounts payable, and (iii) payment of $6.2 million in 2008 for income tax refunds that were due to previous stockholders of the Company in accordance with the Transaction agreement.

The $6.2 million tax refund was received by the Company in 2007 as a source of cash.  The decreased source of cash provided by operating activities was offset partially by lower accounts receivable and inventories due to lower sales volume in 2008.  Accounts receivable days outstanding decreased by approximately four days from 2007 to 2008 due to minimal sales the last two weeks of 2008 since the majority of our customers were closed for a two week period.

Cash flow from investing activities.  Net cash used in investing activities was $3.7 million for the year ended December 31, 2008 and $12.9 million for the year ended December 31, 2007.  Capital expenditures in 2008 were $3.7 million compared to $7.9 million for the year ended December 31, 2007.  The decrease in capital expenditures in 2008 is primarily due to lower capital expenditures needed for capacity requirements.  Net cash used in investing activities for 2007 includes $5.0 million due to DMI earn-out payments.

Cash flow from financing activities.  Net cash used in financing activities for the year ended December 31, 2008 totaled $14.9 million primarily due to (i) capital lease payments of $0.5 million, (ii) principal payments on the Senior Credit Facility of $0.8 million, (iii) purchase of $9.8 million of Senior Notes, and (iv) a distribution on behalf of the Parent of $4.5 million to the Parent for payment on the Parent Notes.  The cash used in financing activities was partially offset with cash provided by financing activities due to a $0.7 million increase for the amount Due to Parent related to income tax obligations.  Net cash provided by financing activities for the year ended December 31, 2007 totaled $7.9 million primarily due to (i) capital contributions of $21.7 million that funded debt issuance costs of $3.6 million and stock option payments of $7.9 million, (ii) borrowings of long-term debt under the Senior Credit Facility of $10.2 million that funded the payoff of the 2005 Senior Credit Facility of $7.5 million, (iii) capital lease payments of $0.6 million, (iv) principal payments on the Senior Credit Facility of $5.8 million, (v) the amount Due to Parent increasing by $4.1 million, and (vi) a distribution on behalf of the Parent for costs in conjunction with the Merger or ongoing operations of $2.6 million, which includes $0.9 million to the Parent for payment on the Parent Notes.

For the twelve month periods ended December 31, 2008 and December 31, 2007, our two largest customers accounted for approximately 55% and 54%, respectively, of our net sales.  As of December 31, 2008 and December 31, 2007, our two largest customers accounted for approximately 47% and 52%, respectively, of our consolidated accounts receivables balance.  The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could have a material adverse effect on our results of operations and future cash flows.

We cannot provide assurances that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our Senior Credit Facility in an amount sufficient to enable us to service our indebtedness, including the Senior Notes, or to fund our other liquidity needs.  In addition, we cannot provide assurances that we will be able to refinance any of our indebtedness, including our Senior Credit Facility and the Senior Notes, on commercially reasonable terms, if at all.  The Company can not provide assurance it will be able to obtain waivers for non-compliance in the future, if necessary.

We derive a significant portion of our revenue as a result of demand for our products created by the building of new homes, and repair and remodeling of existing homes.  During the second half of 2006, the home building, and repair and remodeling industry experienced a slowdown as a result of general economic conditions.  This slowdown has worsened into 2008, and has had a negative impact on our results of operations for the twelve months ended December 31, 2008.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on our business, financial condition or results of operations which may include impairment charges of goodwill and other long-term assets.

Recently, the financial markets experienced a period of unprecedented turmoil, including the bankruptcy, restructuring or sale of certain financial institutions and the intervention of the U.S. federal government.  While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money from our existing lenders under our Senior Credit Facility to finance our operations were to be impaired.  The crisis in the financial markets may also have a material adverse impact on the availability and cost of credit in the future.  Our ability to pay our debt or refinance our obligations under our Senior Credit Facility will depend on our future performance, which will be affected by, among other things, prevailing economic conditions.  The recent financial crisis may also have an adverse effect on the U.S., which would have a negative impact on demand for our products.  In addition, tightening of credit markets may have an adverse impact on our customers’ ability to finance the purchase of our products or our suppliers’ ability to provide us with raw materials, either of which could adversely affect our business and results of operations.

We intend to continue to manage the business in this slower economy and its effect on our industry by diligently reviewing our costs of doing business on a routine basis, controlling working capital in a slower business climate, and minimizing our capital expenditure needs.

We anticipate, but cannot provide assurance, that the funds generated by operations and funds available under the Senior Credit Facility will be sufficient to meet working capital requirements and to finance capital expenditures for the foreseeable future, including the next twelve months.  We intend to incur additional capital expenditures in the ordinary course of doing business.

Schedule of Contractual Obligations

The following table details our projected payments for our contractual obligations as of December 31, 2008.  The table is based upon available information and certain assumptions that we believe are reasonable.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(Dollars in thousands)
Long-term debt obligations	$3,597	$0	$108,350	$—	$111,947
Interest expense on fixed rate debt	10,835	21,670	1,483	—	33,988
Operating lease obligations	653	584	483	—	1,720
Total contractual cash obligations	$15,085	$22,254	$110,316	$—	$147,655

In addition to the summary of contractual obligations, we will incur annual interest on outstanding variable rate debt.  As of December 31, 2008, variable interest rate debt was $3.6 million at a weighted average interest rate of 4.2%.

From time to time, we acquire the use of certain assets, such as warehouses, forklifts, trailers, and office equipment through operating leases.  Many of these operating leases have termination penalties.  However, because the assets are used in the conduct of our business operations, it is unlikely that any significant portion of these operating leases would be terminated prior to the normal expiration of their lease terms.  In conjunction with the discontinued manufacturing at our West Jordan, Utah facility, the Company will continue to pay the monthly lease of approximately $17,000 through March 17, 2011 or until the lessor obtains another lessee.  We consider the risk related to termination penalties to be minimal on all other leases.

Off-Balance Sheet Arrangement

With the exception of routine operating leases, we had no off-balance sheet financing arrangements at December 31, 2008, 2007 and 2006.

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

The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors.  The estimates and assumptions are evaluated on an ongoing basis and actual results have been within the Company’s expectations, unless noted differently below.  We have not changed these policies from those previously disclosed.

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

Goodwill.  We evaluate goodwill for impairment annually or whenever an indicator of impairment occurs.  If events or circumstances change, including reductions in anticipated cash flows generated by operations, goodwill could become impaired and result in a charge to earnings.  If a goodwill impairment charge was recorded, the Company’s compliance with financing arrangement covenant ratios would not be impacted as these ratios exclude non-cash charges.

The Company performed its SFAS 142 analysis as of December 31, 2008.  To establish fair market value, items considered were:  (1) comparable public company trading multiples, (2) other comparable transaction multiples and (3) the Woodcraft transaction multiple resulting from a competitive auction process.

We placed limited weight on the comparable public company trading multiples because the public companies are not considered sufficiently similar to Woodcraft to draw meaningful fair value comparisons.  For example, the OEM cabinet manufacturers are burdened by consumer brand and style risk and other building products companies are competing in markets which have greater commoditization and/or greater exposure to new home construction than Woodcraft.  Additionally, the large conglomerate businesses are typically more diversified to draw meaningful fair value comparisons to Woodcraft.

We placed limited weight on the comparable transactions because there have been no comparable transactions since 2007.  Given the significant changes in the overall economic conditions and their impact on our industry since 2007, comparable transaction multiples from 2007, in our opinion, are not relevant for purposes of establishing fair value as of December 31, 2008.  The comparable transaction valuation multiple analysis from 2007 aggregated mean and median valuation multiples that were slightly higher than the transaction multiple associated with our January 2007 transaction.  Although a net discount could be applied to these multiples in valuing our business because of our smaller size (partially offset by a premium, in our opinion, for our more attractive business model), we believe any such discount is unnecessary because of the occurrence of cyclical multiple expansion, as discussed below.

In January 2007, Woodcraft was acquired through a competitive bidding process which established a fair market value based on a multiple of EBITDA for the prior twelve month period.  This multiple was then adjusted to account for the cyclical multiple expansion occurring as a result of the slowdown in housing that had been occurring since 2006.  We believe valuation multiples in cyclical industries tend to compress at higher points in a cycle and expand at lower points in a cycle.  We refer to this trend as “cyclical multiple expansion.”  As of December 31, 2008, we have advanced two years further into the current housing downturn and, in our opinion, are closer to the lower point in this cycle.  Accordingly, we believe this has resulted in expanded multiples.  Moreover, given the severity of the current downturn, we would expect the magnitude of such multiple expansion to be significant.  To account for these expanded multiples, we have applied premiums of 30 - 40% to the January 2007 Woodcraft transaction multiple to compute a low and high range of fair value.  The low and high premium was based on similar multiple expansions experienced by companies within similar industries from 2006 through 2008.  The companies used to calculate the cyclical multiple expansion for our annual goodwill analysis have been consistent from year to year.  If the number of comparable companies increases or decreases or the cyclical multiple expansion calculations change within these comparable companies, our goodwill impairment analysis could be affected.

Based on the fair market value methodology and assumptions discussed above, as compared to the Company’s December 31, 2008 net worth and interest-bearing indebtedness, we have concluded that no goodwill impairment existed and that the fair value of our assets exceeded the carrying value by approximately 10 to 15%.

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

Due to the lower sales and earnings for the twelve months ended December 31, 2008, the Company performed a SFAS 144 impairment test.  Based on an undiscounted cash flows model, the Company’s carrying value of long-lived assets was adequate and no write-down was necessary.  Separate from the undiscounted cash flow model, it was determined a triggering event occurred, in conjunction with the decision to discontinue manufacturing operations at our West Jordan, Utah facility.  This long-lived asset impairment totaled $0.7 million due to certain long-lived assets that will not be utilized in the future.

Insurance Benefit Accruals.  Each accounting period, we estimate an amount to accrue for costs incurred but not yet reported under our self-funded employee medical and workers compensation insurance plans.  We base our determination on an evaluation of past rates of claim payouts and trends in the amount of payouts.  This determination requires significant judgment and assumes past patterns are representative of future payment patterns.  A significant shift in usage and payment patterns within these plans could necessitate significant adjustments to these accruals in future accounting periods.

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

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.

 In February 2007, FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (SFAS 159).  The Financial Accounting Standards Board has issued SFAS 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.

The Company adopted SFAS 157 and SFAS 159 on January 1, 2008.  The Company did not elect the fair value of accounting option for any eligible assets; therefore, the adoption of these standards had no impact on our financial statements.

The Company is currently evaluating the remaining aspects of SFAS 157 for which the effective date was deferred under FSP No. 157-2.  Areas impacted by the deferral relate to non-financial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis.  This deferral applies to such items as long-lived asset groups measured at fair value for an impairment assessment.  We are to apply the effects of these remaining aspects of SFAS 157 to fair value measurements prospectively beginning January 1, 2009.  We do not expect them to have a material impact on our consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations or SFAS 141(R).  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquirer and the goodwill acquired.  SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS No. 141(R) to have any significant impact on the Company’s accounting treatment for business combinations on a prospective basis beginning in 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 will require increased disclosure about: (i) an entity’s strategies and objectives for using derivative instruments, (ii) the location and amounts of derivative instruments in an entity’s financial statements, (iii) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and (iv) how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  Certain disclosures will also be required with respect to derivative features that are credit-risk related.  SFAS 161 is effective for the Company beginning January 1, 2009 on a prospective basis.  The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to various market risks such as fluctuating lumber prices and interest rates.

Commodity Price Risk.  Hardwood lumber accounts for the largest portion of our material costs. Our profitability is therefore affected by the prices of lumber which may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, competition and, in some cases, government regulation.  Though we are not dependent on any single supplier for our raw materials, we have no long-term supply contracts and thus, are subject to changes in the prices charged by our suppliers.  The prices for the primary hardwood species we use in the production of our hardwood doors and components are subject to some volatility.  We generally pass through cost increases to our customers, but the price increases may not fully offset the effects of increasing raw material costs.

Interest Rate Risk.  We are exposed to market risk relating to changes in interest rates in respect of a portion of our long-term debt.  As of December 31, 2008, we had $3.6 million outstanding under the First Lien Term Facility all of which bears interest at a variable rate. We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
WII Components, Inc.
St. Cloud, Minnesota

We have audited the accompanying consolidated balance sheets of WII Components, Inc. (a Delaware Corporation and wholly-owned subsidiary of WII Holding, Inc.) and subsidiaries (the “Company”) as of December 31, 2008 and 2007 the related consolidated statements of earnings, stockholders’ equity, and cash flows for the years then ended.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the Index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WII Components, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 30, 2009

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WII Components, Inc.
St. Cloud, Minnesota

We have audited the accompanying consolidated statements of earnings, stockholders’ equity and cash flows of WII Components, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2006.  Our audit also included the financial statement schedule for the year ended December 31, 2006, listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the operations and cash flows of WII Components, Inc. and subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule for the year ended December 31, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 27, 2007

WII COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(In thousands, except share and per share amounts)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,721	$19,574
Accounts receivable—net of allowance for doubtful accounts of $239 and $131, respectively	6,603	13,669
Inventories	13,442	20,825
Deferred income taxes	1,318	1,866
Other current assets	850	614
Total current assets	36,934	56,548
PROPERTY, PLANT, AND EQUIPMENT - AT COST:
Land	3,439	3,439
Buildings and yards	26,122	26,023
Equipment	59,845	57,148
Less accumulated depreciation	(32,869)	(25,963)
Property, plant, and equipment—net	56,537	60,647
GOODWILL AND OTHER ASSETS:
Goodwill	112,748	112,748
Customer relationship—net	9,924	11,581
Noncompete agreements—net	65	99
Other assets	4,798	6,334
Total goodwill and other assets	127,535	130,762
TOTAL	$221,006	$247,957
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$—	$530
Current maturities of long-term debt	3,597	754
Accounts payable	1,187	3,302
Accrued payroll	2,935	4,185
Other current liabilities	13,711	20,744
Total current liabilities	21,430	29,515
LONG-TERM DEBT—Net of current maturities	108,350	123,448
DEFERRED INCOME TAXES	5,217	6,396
OTHER LONG-TERM LIABILITIES	1,947	2,729
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Common stock:
Voting	—	—
Nonvoting,	—	—
Additional paid-in capital	71,291	71,241
Retained earnings	12,771	14,628
Total stockholders’ equity	84,062	85,869
TOTAL	$221,006	$247,957

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
NET SALES	$193,373	$249,303	$285,633
COST OF SALES	166,635	205,063	237,289
Gross profit	26,738	44,240	48,344
OPERATING EXPENSES:
General and administrative	10,695	20,792	14,869
Selling and marketing	3,185	3,253	3,287
Loss (gain) on sale of assets	54	51	(132)
Total operating expenses	13,934	24,096	18,024
OPERATING INCOME	12,804	20,144	30,320
OTHER INCOME (EXPENSE):
Interest income	135	472	89
Interest expense	(13,024)	(15,460)	(14,038)
Other income (expense)	1,725	(19)	(1)
Total other expense	(11,164)	(15,007)	(13,950)
INCOME BEFORE PROVISION FOR INCOME TAXES	1,640	5,137	16,370
INCOME TAXES	324	2,096	6,627
NET EARNINGS	$1,316	$3,041	$9,743

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (In thousands, except share amounts)

	Common Stock				Additional
	Voting		Nonvoting		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
BALANCE—January 1, 2006	21,751,331	$217	854,261	$9	$51,927	$11,766	$63,919
Stock compensation expense					4,294		4,294
Stock issued	10,750	—			23		23
Net earnings						9,743	9,743
BALANCE—December 31, 2006	21,762,081	217	854,261	9	56,244	21,509	77,979
Net earnings						3,041	3,041
Stock-based compensation	100				100		100
Recapitalization of stock	(21,762,081)	(217)	(854,261)	(9)		226	—
Effect of adoption of FIN48						1,449	1,449
Amount due to Sellers						(6,043)	(6,043)
Variable stock option pricing					1,029		1,029
Recapitalization-equity contribution					21,747	(256)	21,491
Recapitalization and repurchase stock options					(7,879)	(2,689)	(10,568)
Expenses paid on behalf of Parent						(2,609)	(2,609)
BALANCE—December 31, 2007	100	—	—	—	71,241	14,628	85,869
Net earnings						1,316	1,316
Stock-based compensation					50		50
Amount due to Sellers						666	666
Income tax benefit on stock option payments to Seller						639	639
Payments made on behalf of Parent						(4,478)	(4,478)
BALANCE—December 31, 2008	100	$—	—	$—	$71,291	$12,771	$84,062

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net earnings	$1,316	$3,041	$9,743
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,762	8,712	7,925
Amortization of debt issue costs	1,510	2,453	1,077
Gain on extinguishments of debt	(1,725)	—	—
Deferred income taxes	(631)	3,392	(1,714)
Loss (gain) on sale of property, plant, and equipment	54	51	(132)
Stock compensation expense	50	1,130	4,294
Long-lived asset impairment	696	—	—
Change in operating assets and liabilities:
Accounts receivable	7,065	(2,347)	3,360
Inventories	7,383	675	(730)
Other current assets	(181)	(73)	899
Accounts payable	(2,116)	(1,368)	(1,823)
Accrued payroll and other current liabilities	(976)	(6,001)	227
Current tax benefit due to Sellers	(6,710)	6,719	—
Other long-term liabilities	(783)	116	300
Total adjustments	12,398	13,459	13,683
Net cash provided by operating activities	13,714	16,500	23,426
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(3,722)	(7,896)	(16,231)
DMI earn-out payment	—	(5,000)	(2,000)
Proceeds from sale of property, plant, and equipment	12	38	205
Change in other assets	—	—	—
Net cash used in investing activities	(3,710)	(12,858)	(18,026)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(17,659)	(14,031)	(2,256)
Borrowings of long-term debt	6,600	10,152	900
Recapitalization - equity contribution	—	21,747	—
Issuance of common stock	—	—	23
Debt issuance costs	(29)	(3,554)	—
Recapitalization - repurchase of stock options	—	(7,879)	—
Due to Parent	709	4,058	—
Payments made on behalf of Parent	(4,478)	(2,609)	—
Net cash (used in) provided by provided by financing activities	(14,857)	7,884	(1,333)
NET (DECREASE) INCREASE IN CASH	(4,853)	11,526	4,067
Cash and cash equivalents—Beginning of period	19,574	8,048	3,981
Cash and cash equivalents—End of period	$14,721	$19,574	$8,048
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$11,992	$12,983	$12,884
Cash paid for income taxes	$450	$714	$8,345
NONCASH ACTIVITY:
Recapitalization - repurchase of common stock funded by the Parent	$—	$226	$—
Future tax benefit due to Sellers in:
Other current liabilities	$9	$6,719	$—
Other long-term liabilities	$1,947	$2,313	$—
Deferred income taxes	$—	$2,945	$—

Capital expenditures in accounts payable	$—	$152	$419
Note receivable in connection with the sale of property, plant and equipment	$55	$111	$167
DMI earn out-contingent consideration	$—	$—	$1,000
Effect of adoption of FIN48	$—	$1,449	$—

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

1. NATURE OF BUSINESS

Company Background  On January 9, 2007, WII Components, Inc. (the “Company”) was acquired by WII Holding, Inc. (“Parent”), a newly formed investment entity controlled by two investment funds managed by Olympus Partners.  For ease of reference, these funds are sometimes collectively referred to herein as the “Olympus Funds.”  The acquisition was consummated through a merger of WII Merger Corporation (“MergerCo”), a wholly owned subsidiary of Parent, with and into the Company with the Company being the surviving corporation in the transaction (the “Transaction”).  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the Transaction was approximately $293.1 million, less indebtedness and certain fees and expenses.  The aggregate purchase price and related fees and expenses were funded by borrowings under new credit facilities by the Company and private offerings of debt and equity securities by Parent.  The Transaction has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.  The Company did not push down the new accounting basis because of the significance of the publicly traded debt outstanding, which hinders the Parent’s ability to control the form of ownership of the Company.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents  All highly liquid investments with an original maturity when purchased of three months or less are considered to be cash equivalents.  At times, certain bank deposits may be in excess of federally insured limits.

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

	Year Ended December 31,
	2008	2007	2006
A	37.3%	36.3%	36.2%
B	18.3	17.9	17.0

These two customers represented the following percentages of consolidated accounts receivable as of December 31:

	2008	2007
A	40.9%	43.6%
B	6.2	8.7

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

Inventories  Inventories as of December 31 consisted of the following (in thousands):

	2008	2007
Raw materials	$6,977	$11,021
Work in process	2,761	5,187
Finished goods	2,496	4,198
LIFO adjustment	1,208	419
	$13,442	$20,825

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market. The remainder of the inventory is valued at the lower of first-in, first-out method (“FIFO”) cost or market.  As of December 31, 2008, and 2007, inventory on the LIFO method represented 61% and 65% of the inventory balance, respectively.

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

Equipment includes assets under capital leases of $1.7 million and accumulated depreciation and amortization related to such assets of $0.8 million at December 31, 2007.  The Company did not have any capital leases outstanding at December 31, 2008.

Depreciation for the years ended December 31, 2008, 2007, and 2006 was $7.1 million, $6.8 million, and $5.8 million, respectively.

Goodwill  The Company evaluates goodwill for impairment at least annually or when events or changes in circumstances indicate impairment.  The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year.  Fair value is measured using a market multiple valuation method.  As of December 31, 2008 and 2007, the Company determined its fair value exceeded its carrying value resulting in no goodwill impairment.

Customer Relationship  Customer relationship relates to intangible assets recorded through previous acquisitions for relationships with significant customers.  The original cost of these customer relationships is $16.6 million, and the related accumulated amortization as of December 31, 2008 and 2007 is $6.7 million and $5.0 million, respectively.  The intangible assets are being amortized over the estimated life of 10 years. Amortization for the year ended December 31, 2008, 2007, and 2006 was $1.7 million, $1.6 million, and $1.7 million, respectively.  Expected amortization is as follows for the years ended December 31 (in thousands):

2009	$1,658
2010	1,657
2011	1,658
2012	1,657
2013	1,658
Thereafter	1,636

Noncompete Agreement  Noncompete agreements primarily relate to agreements with the former owners of Brentwood, Grand Valley, and Dimension Moldings, Inc. The original cost of these noncompete agreements is $2.4 million, and the related accumulated amortization as of December 31, 2008 and 2007 is $2.3 million and $2.3 million, respectively.  Noncompete agreement rights are being amortized over the applicable terms of the agreements (5 years, 7 years, and 5 years, respectively).  The noncompete agreement with the former owner of Brentwood was fully amortized in July 2007.  The noncompete agreements with the former owners of Grand Valley and Dimension Moldings, Inc. are expected to be fully amortized by April 2011 and July 2010, respectively.  Amortization for the years ended December 31, 2008, 2007, and 2006 was $34,000, $285,000, and $464,000, respectively.  As of December 31, 2008 the noncompete intangible asset was $0.1 million.  Expected amortization is as follows for the years ended December 31 (in thousands):

2009	$34
2010	26
2011	5

Other Assets  Other assets primarily represent financing fees and are amortized on a straight-line basis, which approximates the effective interest method, over the term of the related financing agreement.  In conjunction with the Transaction, the Company terminated its credit agreement and wrote off $0.3 million of financing fees and entered into a new credit facility incurring additional financing fees of $3.6 million.

Impairment of Long-Lived Assets  The Company evaluates the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by the associated undiscounted cash flows.  Due to the lower sales and earnings for the twelve months ended December 31, 2008 and the current economic environment, the Company performed a SFAS 144 impairment test.  Based on the undiscounted cash flows analysis, the Company determined the carrying value of long-lived assets was not impaired.  Separate from the undiscounted cash flow analysis, the Company determined an event occurred when the West Jordan, Utah manufacturing operations were ceased in December 2008.  The Company concluded certain long-lived assets in this facility did not have any future use and recorded an impairment of $0.7 million.

Fair Value of Financial Instruments  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value, because of the short maturity of these instruments.  The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered to the Company for a term equal to the same remaining maturities.  The fair value of the Term Loan (Note 6) approximates the carrying amount due to the variable interest rate on this obligation.  Based on quoted market values, the fair value of the Senior Notes was determined to be $37.9 million and $120.2 million at December 31, 2008 and December 31, 2007, respectively.

Other Current Liabilities  Other current liabilities consisted of the following (in thousands):

	December 31,
	2008	2007
Self-insurance reserve	$2,548	$2,887
Accrued interest expense	4,184	4,663
Due to Parent	4,768	4,058
Accrued bonuses	38	177
Payment due to former shareholders	8	6,719
Other	2,165	2,240
	$13,711	$20,744

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

Income Taxes  The Company and its Parent file a consolidated federal income tax return, and federal income taxes are allocated to the Company based upon the respective taxable earnings.  The Company accounts for income taxes in accordance with the liability method of accounting, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the consolidated financial statements and tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse.  The Company records a valuation allowance when it is more likely than not that the net deferred tax assets will not be realized.

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

As a result of the implementation of FIN 48, the Company recognized a $1.4 million decrease in the liability for uncertain tax positions which, as required, was accounted for as an increase to the January 1, 2007 balance of retained earnings.  The decrease is the result of the derecognition of certain tax positions taken in prior years that management feels are sustainable based on audit results.  As of and for the years ended December 31, 2008 and 2007, the activity and balance of unrecognized tax benefits were not significant.  The Company is currently open to an audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2007.  The Company recognized interest and penalties related to unrecognized tax benefits within income tax expense.  During the years ended December 31, 2008 and 2007, the amount of interest and penalties was not significant.  The Company files in numerous state jurisdictions with varying statutes of limitations which have been considered in conjunction with the unrecognized tax benefits analysis as of December 31, 2008 and 2007.

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

Information regarding stock options under all plans is summarized as follows:

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	2,518,500	$2.86	2,351,000	$2.62
Granted	—	$—	250,000	$5.51
Exercised	—	$—	10,750	$2.12
Canceled	2,518,500	$2.86	71,750	$4.26
Outstanding, end of period	—	$—	2,518,500	$2.86
Vested or expected to vest, end of period	—	$—	2,415,673	$2.87
Exercisable, end of period	—	$—	1,452,125	$2.28
Weighted average fair value of options granted		$—		$1.43

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS No. 123(R)), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values over the requisite service period.  Prior to 2006, the Company utilized the minimum value method for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation.  In conjunction with the adoption of SFAS 123(R), the Company utilized the prospective transition method as permitted by SFAS 123(R).  Under this transition method, SFAS No. 123(R) is applied prospectively to all new awards issued as well as awards modified, repurchased, or canceled after the effective date.  The Company continued to account for the 2,351,000 options outstanding at the effective date of SFAS 123(R) using the accounting principles originally applied to those options.  The Company recorded $1,029,000 and $4,294,000 for the years ended December 31, 2007 and 2006 respectively, of related stock-based compensation expense.  The total income tax benefit for share-based compensation arrangements was $400,000 and $1,739,000 for the years ended December 31, 2007 and 2006, respectively.  In accordance with the prospective transition method of SFAS 123(R), results for prior periods have not been restated.

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

Restricted Stock  Parent issued Restricted Stock Agreements on August 31, 2007 and September 14, 2007 to certain Company management personnel totaling 55,219 shares of Parent common stock.  The fair value of the Restricted Stock was approximately $397,023 on the date of the grant.  Based on the fair value of the Restricted Stock at the date of grant and related vesting, there was $50,000 and $101,000 of related compensation expense recorded for the years ending December 31, 2008 and December 31, 2007, respectively.  The restricted stock becomes fully vested after seven years, or earlier, if certain milestones, as defined, are met.  The restricted stock was considered contributed capital to the Company from its Parent.

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

New Accounting Pronouncements  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.

 In February 2007, FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (SFAS 159).  The Financial Accounting Standards Board has issued SFAS 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.

The Company adopted SFAS 157 and SFAS 159 on January 1, 2008.  The Company did not elect the fair value of accounting option for any eligible assets; therefore, the adoption of these standards had no impact on our financial statements.

The Company is currently evaluating the remaining aspects of SFAS 157 for which the effective date was deferred under FSP No. 157-2.  Areas impacted by the deferral relate to non-financial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis.  This deferral applies to such items as long-lived asset groups measured at fair value for an impairment assessment.  We are to apply the effects of these remaining aspects of SFAS 157 to fair value measurements prospectively beginning January 1, 2009.  We do not expect them to have a material impact on our consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations or SFAS 141(R).  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquirer and the goodwill acquired.  SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS No. 141(R) to have any significant impact on the Company’s accounting treatment for business combinations on a prospective basis beginning in 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 will require increased disclosure about: (i) an entity’s strategies and objectives for using derivative instruments, (ii) the location and amounts of derivative instruments in an entity’s financial statements, (iii) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and (iv) how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  Certain disclosures will also be required with respect to derivative features that are credit-risk related.  SFAS 161 is effective for the Company beginning January 1, 2009 on a prospective basis.  The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated results of operations or financial condition.

3. BUSINESS SEGMENTS

The Company conducts 93% of its business within one reportable market segment: the wood kitchen and bath products segment.  The Company has two primary product categories: hardwood products and engineered wood products. Hardwood products produce a comprehensive line of hardwood doors and components.  Engineered wood products includes rigid thermofoil doors and components, veneer raised panels, and wrapped profiles.

The Company’s sales by product category are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Hardwood products	$157,877	$208,913	$233,392
Engineered wood products	35,496	40,390	52,241
Total	$193,373	$249,303	$285,633

Substantially all sales are made within North America.

4. GOODWILL

The changes in the carrying amount of goodwill were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Balance—Beginning of period	$112,748	$108,748	$107,748
DMI contingent consideration	—	4,000	1,000
Balance—End of period	$112,748	$112,748	$108,748

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

In conjunction with the Transaction, the Company entered into a senior credit facility (the “Senior Credit Facility”), with Credit Suisse, Cayman Islands Branch, which provided for (i) a senior secured first lien term loan facility in an aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount up to $25.0 million, subject to certain conditions (the “Revolving Facility” and, together with the First Lien Term Facility, the “First Lien Facilities”), of which $10.0 million is available through a sub facility in the form of letters of credit (See Note 6).

In conjunction with the Transaction, the Parent entered into Note Purchase Agreements with OCM Mezzanine Fund II, L.P. and Olympus Growth Fund IV, L.P.  The Note Purchase Agreement with OCM Mezzanine Fund II, L.P. consisted of $43.0 million senior payment-in-kind notes with no required principal amortization.  The Note Purchase Agreement with Olympus Growth Fund IV, L.P. consisted of $43.0 million junior payment-in-kind notes with no required principal amortization.  These notes (the “Parent Notes”) are scheduled to mature in April 2012.  During the term of the Parent Notes, Parent is able at its option to pay interest on the Parent Notes through the issuance of additional notes. The Company is not liable for, and has not otherwise guaranteed, any of the obligations of Parent with respect to the Parent Notes.  The Company is, however, subject to a number of restrictive covenants under the Note Purchase Agreements.  On March 30, 2009, the Parent obtained waivers for the restrictive covenants in the Note Purchase Agreements relating to the maximum total leverage ratio permitted for the period ending December 31, 2008.  The Company was in compliance with all other covenants as of December 31, 2008.  In addition, the Company is limited in its ability to pay dividends or otherwise make distributions to Parent under the Senior Credit Facility and the indenture governing the 10% Senior Notes due 2012 (the “Senior Notes”).  The Parent Notes are not reflected in the Company’s consolidated balance sheet as the Company did not push down the new accounting basis because of the significance of the public debt holders’ influence on the Company’s ability to control the form of ownership.

Effective as of June 13, 2007, the Parent issued an additional $20.0 million of Parent Notes to Olympus Growth Fund IV, L.P., and purchased $20.0 million of Parent Notes from OCM Mezzanine Fund II, L.P.  During the twelve month period ended December 31, 2008, the Company distributed $4.5 million to the Parent for payment on the Parent Notes.  This distribution to the Parent was recorded as a reduction in retained earnings.

In conjunction with the Transaction, Parent issued equity securities of approximately $86.2 million (including rollover equity from management) to fund the equity necessary for the acquisition, consisting of $81.0 million of preferred equity securities and $5.2 million of common equity securities.  Preferred dividends accrue and accumulate on the outstanding preferred equity securities at the rate of 10% per annum, compounding quarterly, on the sum of its liquidation value per share ($1,000) plus all accumulated and unpaid dividends thereon.  Dividends are payable as and when declared by Parent’s board of directors out of funds legally available for the payment of dividends.  Such dividends accrue, whether or not they have been declared and whether or not there are profits, surplus or other funds of Parent legally available for the payment of dividends, until such time as such dividends are actually paid by Parent.  The holders of a majority of the outstanding preferred equity securities at any time and from time to time may demand that Parent redeem all or any portion of the outstanding preferred equity securities by delivering to the holder(s) thereof (i) an amount of cash per share equal to the sum of its liquidation value per share ($1,000) plus all accumulated and unpaid dividends thereon and (ii) a number of shares of Parent’s common equity securities as determined in accordance with the redemption procedures contained in Parent’s certificate of incorporation.  If Parent does not have funds legally available for any particular redemption, Parent is obligated to use those funds that are legally available for the redemption of such securities to redeem the maximum possible number of preferred equity securities which would otherwise be redeemed in connection with such redemption.  Thereafter, when additional funds of Parent are legally available for redemption of such securities, Parent is obligated to redeem the balance of such securities.  Parent is prohibited from redeeming any preferred equity securities if any such redemption is prohibited under any credit facility or indenture to which Parent or any of its subsidiaries is a party or is otherwise bound.  The Company is not liable for, and has not otherwise guaranteed, any of these obligations of Parent with respect to the equity securities issued by Parent.  These equity securities are not reflected in the Company’s consolidated balance sheet as the Company did not push down the new accounting basis because of the significance of the public debt holders’ influence on the Company’s ability to control the form of ownership.

On December 11, 2006, Parent and MergerCo, in anticipation of the consummation of the Transaction, entered into an employment agreement with Mr. John Fitzpatrick, as Chief Executive Officer of MergerCo (the “New Fitzpatrick Employment Agreement”).  Pursuant to the New Fitzpatrick Employment Agreement, upon consummation of the Transaction, the New Fitzpatrick Employment Agreement superseded and preempted Mr. Fitzpatrick’s prior employment agreement with the Company. On January 9, 2007, by operation of law upon consummation of the Transaction, the New Fitzpatrick Employment Agreement was assigned by MergerCo to the Company.  Under the New Fitzpatrick Employment Agreement, in the event (i) Mr. Fitzpatrick resigns for retirement purposes from the employment of the Company and its subsidiaries after December 31, 2009 (or such earlier date as the Company’s board of directors and Mr. Fitzpatrick mutually agree upon) and (ii) Mr. Fitzpatrick provided at least twelve months’ prior written notice to the Company and Parent of such resignation, then Mr. Fitzpatrick may elect to have Parent repurchase up to 50% of the common equity securities and 50% of the preferred equity securities acquired by Mr. Fitzpatrick on January 9, 2007 in connection with the Transaction at their respective fair market values.  Any such repurchase by Parent shall be subject to applicable restrictions contained in the Delaware General Corporation Law and in Parent’s and its subsidiaries’ debt financing agreements with unaffiliated third parties.  If any such restrictions prohibit any such repurchase which Parent is otherwise required to make, the repurchase obligation is suspended until such time as Parent may make such repurchase under such restrictions.

In conjunction with the Transaction, the previous stockholders of the Company will receive the benefit of certain negotiated transaction related tax deductions whenever such deductions are realized.  Due to this agreement, there was $6.2 million paid during the twelve month period ended December 31, 2008.  As of December 31, 2008, $9,000 is included in Other Current Liabilities and $1.9 million is included in Other Long-Term Liabilities under this agreement.

The Company recorded expenses of $9.9 million in the twelve months ended December 31, 2007 related to the Transaction.  These expenses comprised $1.0 million of compensation expense related to accelerated vesting of stock options, $0.2 million of employer related payroll taxes for the accelerated vesting of stock options, $1.3 million of transaction incentive expenses, $7.0 million of transaction costs and $0.4 million of deferred financing costs related to refinanced indebtedness.  In addition to these amounts, the Company capitalized $4.0 million of transaction costs into goodwill related to the accelerated earn-out, and $3.6 million of deferred financing costs relating to the Senior Credit Facility.  Parent made a capital contribution of $21.7 million to the Company in connection with these transaction costs.

On July 28, 2005, the Company acquired substantially all of the assets of a moldings manufacturing company operating under the name of DMI.  The Company paid cash at closing of $9.3 million, of which one-half was funded by the sale of shares of the Company’s voting common stock to the Company’s former stockholders, and the remainder with operating cash and a draw down on the Company’s then-existing senior secured credit facility.  In addition, the Company was required to pay up to an aggregate of $7.0 million if certain earnings targets are met at the end of each calendar year from 2005 to 2010, which may be accelerated upon certain events.  The Company paid $2.0 million of the earn-out consideration in the first quarter 2006.  As a result of the change in control caused by the Transaction, the remaining $5.0 million potential earn-out obligation was accelerated and paid on January 9, 2007.  As a result of the additional earn-out consideration paid, the total purchase price, including earn-out or acceleration obligations, resulted in goodwill of $5.1 million due to the purchase price in excess of the net assets acquired.  The acquired assets of DMI are now operated and owned by Woodcraft Industries, Inc., the Company’s subsidiary.

6. FINANCING ARRANGEMENTS

Long-term debt consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Senior Notes (10%) due 2012	$108,350	$119,850
First Lien Term Facility, (4.2% at December 31, 2008) due 2009	3,597	4,352
Total debt	111,947	124,202
Less current maturities	3,597	754
	$108,350	$123,448

Senior Notes  The Company has outstanding 10% Senior Notes due in 2012.  During the three months ended March 31, 2008, the Company purchased and canceled approximately $11.5 million in principal amount of the Senior Notes for payment of $9.8 million resulting in a gain on extinguishment of debt of approximately $1.7 million.  The Company used available cash and borrowings under its Revolving Facility for payment thereof.

Each of the Company’s subsidiaries, which are all 100% owned subsidiaries of the Company, have fully and unconditionally guaranteed the Senior Notes on a joint and several basis.  The Company has no assets or operations independent of its subsidiaries.  As a result, the Company has not presented separate financial statements of the subsidiary guarantors.

Credit Facility  In conjunction with the Transaction, the Company entered into the Senior Credit Facility, with Credit Suisse, Cayman Islands Branch, which provided for (i) the First Lien Term Facility in an aggregate principal amount of $150.0 million and (ii) the Revolving Facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, of which $10.0 million is available through a sub facility in the form of letters of credit.  Subject to certain conditions, the First Lien Term Facility may be increased by up to $30.0 million during the life of the First Lien Term Facility at the request of the Company with the consent from those lenders that agree to participate in such increase.  Subject to the foregoing, effective as of April 30, 2007, no additional borrowings are available under the First Lien Term Facility beyond the $9.8 million outstanding at March 31, 2007.  As of December 31, 2008, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  As of December 31, 2008 borrowings of $3.6 million were outstanding under the First Lien Term Facility and nothing was outstanding under the Revolving Facility.  As of December 31, 2008, the outstanding principal of such indebtedness bears interest at a fluctuating rate equal to either the base rate plus 2.75% per annum or LIBOR plus 3.75% per annum (effective rate of 4.21% and 7.58% at December 31, 2008 and December 31, 2007, respectively).  The Company must comply with certain financial covenants under its Senior Credit Facility, including maintenance of an interest coverage ratio and a total leverage ratio.  The Senior Credit Facility is collateralized by substantially all assets of the Company including real and personal property, inventory, accounts receivable, intellectual property and other intangibles and is scheduled to mature January 2013.  See Note 12 below for a description of certain amendments and waivers made to the Senior Credit Facility during the first quarter of 2009.

2005 Senior Credit Facility  Our previous senior credit facility (which is referred to herein as the “2005 Senior Credit Facility”) was amended and restated in September 2005, provided for revolving credit of up to $40.0 million subject to a borrowing base, a $7.5 million nonamortizing term loan, and a $7.5 million nonamortizing capital expenditure loan to be drawn upon through June 30, 2006.  As of June 30, 2006, the nonamortizing capital expenditure loan had expired.  The outstanding principal bore interest at a fluctuating rate equal to either the base rate plus 2.75% per annum or LIBOR plus 3.0% per annum.  The 2005 Senior Credit Facility was terminated, and all outstanding borrowings were repaid on January 9, 2007 in connection with the Transaction.

Restrictions on Indebtedness  Our Senior Credit Facility and the indenture for the Senior Notes impose certain restrictions on the Company’s ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities.  The subsidiary guarantors are generally not restricted in their ability to dividend or otherwise distribute funds to the Company except for restrictions imposed under applicable state corporate law.  The Company is limited in its ability to pay dividends or otherwise make other distributions to Parent under the Senior Credit Facility and the indenture governing the Senior Notes.  Specifically, the Senior Credit Facility, as amended,  prohibits the Company from making any distributions to Parent except for limited purposes, including, but not limited to: (i) prior to March 31, 2010, the Company may pay cash dividends and distributions to Parent to enable Parent to make cash interest payments on the acquisition loan, provided that (x) after giving pro forma effect to such dividend or distribution, the consolidated first lien leverage ratio does not exceed 1.0 to 1.0, and (y) the amount of such dividends and distributions shall not exceed $3,225,000 in any calendar quarter, (ii) customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead of Parent incurred in the ordinary course of business to the extent attributable to the business of the Company and its subsidiaries and in the aggregate not to exceed $500,000 in any fiscal year, and (iii) the Company may pay management fees of Parent not to exceed $750,000 in any fiscal year so long as no default has occurred.  The indenture provides that the Company can generally pay dividends and make other distributions to Parent in an amount not to exceed (i) 50% of the Company’s consolidated net income for the period beginning April 1, 2004 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the net cash proceeds received by the Company from the issuance and sale of capital stock, plus (iii) the net return of certain investments, provided that certain conditions are satisfied, including that the Company has a consolidated interest coverage ratio of greater than 2.0 to 1.0.  For the twelve month period ended December 31, 2008, the Company’s consolidated interest coverage ratio was less than 2.0 to 1.0.

Capital Leases  The Company had $0.0 and $0.5 million in capital leases outstanding as of December 31, 2008 and December 31, 2007 respectively.

7. COMMITMENTS AND CONTINGENCIES

                Operating Leases  The Company is obligated under various operating leases for warehouse space and plant equipment.  Rental expense under these agreements was approximately $1,085,000, $913,000, and $599,000 for the years ended December 31, 2008, 2007, and 2006.  Future minimum lease payments are as follows (in thousands) as of December 31, 2008:

Year Ending December 31
2009	$653
2010	326
2011	258
2012	243
2013	240
$1,720

                Woodcraft Industries, Inc. Retirement Assurance Plan  The Company sponsors a 401(k) and profit sharing plan which covers certain full-time employees who meet eligibility requirements as to age and length of service.  Employees are allowed to make pretax contributions up to the maximum amount permitted by law.  Employer contributions to the plan are made at the discretion of the Board of Directors.  The Company’s contribution was approximately $554,000, $620,000, and $666,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

                Litigation  In the normal course of business, the Company is subject to various instances of litigation.  In the opinion of the Company’s management and legal counsel, the ultimate settlement of such matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

8. INCOME TAXES

                The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current provision:
Federal	$835	$(1,807)	$6,916
State	120	478	1,425
	955	(1,329)	8,341
Deferred tax (benefit) expense	(631)	3,425	(1,714)
Provision for income taxes	$324	$2,096	$6,627

                The provision for income taxes differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income due to the following:

	Year Ended December 31,
	2008	2007	2006
Tax provision at federal rate	$573	$1,798	$5,730
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	25	27	29
Federal tax credits	—	(125)	(125)
Section 199	—	—	(209)
State income taxes—net of federal benefit	127	471	970
Change in deferred tax rate	(119)	—	—
Other	(282)	(75)	232
Provision for income taxes	$324	$2,096	$6,627

                Net deferred tax assets (liabilities) consist of the following components as of December 31:

	2008	2007
Depreciation	$(6,451)	$(6,133)
Noncompete agreements	882	1,109
Goodwill and other amortizable assets	(365)	(297)
Accruals	(338)	(112)
Inventory	(464)	(956)
Capital leases	85	219
Bad debt expense	56	51
NOL carryforward	1,626	—
Federal benefit of FIN48	—	33
Accrued payroll and health insurance	1,070	1,556
Net deferred tax liabilities	$(3,899)	$(4,530)

Current	$1,318	$1,866
Noncurrent	(5,217)	(6,396)
	$(3,899)	$(4,530)

The Company is subject to audits in the tax jurisdictions in which it operates.  Upon audit, these taxing jurisdictions could retroactively disagree with the Company’s tax treatment of certain items.  Consequently, the actual liabilities with respect to any year may be determined long after financial statements have been issued.  The Company establishes tax reserves for estimated tax exposures.  These potential exposures result from varying applications of statutes, rules, regulations, case law and interpretations.  The settlement of these exposures primarily occurs upon finalization of tax audits.  However, the amount of the exposures can also be impacted by changes in tax laws and other factors.  The Company believes that it has established the appropriate reserves for these estimated exposures.  However, actual results may differ from these estimates.  The resolution of these tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statement of earnings for a particular future period and on the Company’s effective tax rate.

9. STOCKHOLDERS’ EQUITY

                The Company’s Amended and Restated Certificate of Incorporation authorized the aggregate issuance of 30,000,000 shares of stock divided into three classes: 28,000,000 shares of voting common stock, $0.01 par value; 1,000,000 shares of nonvoting common stock, $0.01 par value; and 1,000,000 undesignated preferred stock, par value $0.01.

                As a result of the Transaction, all the outstanding capital stock (100 shares) of WII Components, Inc. was acquired by WII Holding, Inc. (“Parent”) through the Transaction of a newly formed wholly owned subsidiary of Parent with and into WII Components, Inc.

                The Company distributed $4.5 million and $0.9 million to the Parent for payment on the Parent Notes for the periods ended December 31, 2008 and December 31, 2007, respectively.

10. RELATED-PARTY TRANSACTIONS

The Company has noncompete agreements with the former owners of Brentwood, Grand Valley, and Dimension Moldings, Inc.

The Parent has a management services agreement with Olympus Advisory Partners, an affiliate of the Parent’s largest stockholder.  Parent is obligated to pay a transaction fee to the affiliate for services provided to Parent and its subsidiaries, including the Company, for each financing, refinancing, acquisition, or similar nonrecurring transaction.  The Parent paid approximately $3.0 million to this affiliate for services related to the Transaction, of which, $0.7 million was recorded as deferred financing fees on the Company’s consolidated financial statements, while the remaining $2.3 million was recorded on the Parent’s financial statements. In addition, the affiliate will be paid a $150,000 quarterly advisory fee by Parent for ongoing services provided by Parent and its subsidiaries, including the Company.  In 2008, the affiliate lowered the quarterly fee payable by Parent for the third and fourth quarters to $135,000.  The Company paid a total of $540,000 and $570,000 on account of Parent for the years ended December 31, 2007 and December 31, 2008, respectively.  In connection with the amendments to the Note Purchase Agreements related to the Parent Notes, the $150,000 quarterly fee has been deferred by the affiliate for 2009 and will be payable in 2010 or thereafter. Although neither the Company nor any of its subsidiaries is party to this Agreement, the Company has recorded this expense in its statement of operations because most of the services relate to its operations.

In addition to the management services agreement, the Company also made payments on behalf of the Parent of $4.5 million and $2.6 million for the years ended December 31, 2008 and December 31, 2007.  The Company distributed these payments to the Parent for payments on the Parent notes, legal fees, and other expenses.  Certain of the Company’s debt agreements provide restrictions on the ability of the Company to make distributions to or on account of the Parent.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a detailed discussion of such restrictions.

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

The Company and its Parent file a consolidated federal income tax return, and federal income taxes are allocated to the Company based upon the respective taxable earnings or loss.  The Company records income tax liabilities as an amount due to Parent.   As of December 31, 2008 and December 31, 2007, the Company included a total of $4.8 million and $4.1 million, respectively as an amount due to Parent for these income tax liabilities.

11. QUARTERLY FINANCIAL DATA (UNAUDITED):

          The following is a condensed summary of actual quarterly results of operations for 2008 and 2007 (in thousands):

	First	Second	Third	Fourth	Year
2008:
Net sales	$56,019	$56,104	$46,986	$34,264	$193,373
Gross profit	7,827	9,391	6,590	2,930	26,738
Operating income	4,228	6,065	3,504	(993)	12,804
Net earnings (loss)	1,683	1,633	145	(2,145)	1,316

2007:
Net sales	$61,006	$67,776	$64,958	$55,563	$249,303
Gross profit	10,749	13,671	10,635	9,185	44,240
Operating income	(2,462)	9,503	6,884	6,219	20,144
Net earnings	(2,341)	1,981	1,643	1,758	3,041

12. SUBSEQUENT EVENTS:

On March 30, 2009, the Company entered into an amendment to its Senior Credit Facility, which among other things: (i) increased the applicable interest rate margin for borrowings thereunder; (ii) eliminated the requirement that the Company maintain corporate debt ratings; (iii) extended the date by which the Company must amend the indenture governing the Senior Notes to eliminate certain of the restrictive covenants contained therein (including covenants related to the incurrence of indebtedness and liens) or redeemed the Senior Notes to March 31, 2010; (iv) extended the Company’s ability to continue to pay cash dividends to enable Parent to make cash interest payments on the Parent Notes to March 31, 2010; (v) increased the maximum total leverage ratio the Company may have at the end of each quarterly period from December 31, 2008 through December 31, 2009, (vi) required payment of the remaining balance due under the First Lien Term Facility of approximately $3.6 million and (vii) decreased the minimum interest coverage ratio the Company is required to maintain at the end of each quarterly period from December 31, 2008 through December 31, 2009.  The amendment also waived for the four fiscal quarters ended December 31, 2008, any default or event of default that may have arisen from the Company’s failure to maintain the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio set forth in the Senior Credit Facility prior to the effective date of the amendment.

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                There were no changes in or disagreements with the accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2008.  For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financials officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide us with a reasonably level of assurance of achieving their objectives as outlined above.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 31, 2008, our disclosure controls and procedures were effective at a reasonable level of assurance.  In reaching this conclusion, the Chief Executive Officer and Chief Financial Officer noted that we failed to include in our Annual Report on Form 10-K for the year ended December 31, 2007 a report by management on the Company’s internal control over financial reporting and the certifications contained in Exhibits 31.1 and 31.2 to that Annual Report and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 did not include the required certifications relating to the Company’s internal controls over financial reporting as required by applicable SEC regulations.  We became aware of these reporting deficiencies subsequent to June 30, 2008 and corrected our disclosure controls and procedures prior to September 30, 2008 to correct these omissions and amended the appropriate reports.

Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Prior to the filing this annual, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B. Other Information

As discussed above under “Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations - Liquidity and Capital Resources,” on March 30, 2009, we entered into an amendment to our Senior Credit Facility, which among other things: (i) increased the applicable interest rate margin for borrowings thereunder; (ii) eliminated the requirement that we maintain corporate debt ratings; (iii) extended the date by which we must amend the indenture governing the Senior Notes to eliminate certain of the restrictive covenants contained therein (including covenants related to the incurrence of indebtedness and liens) or redeemed the Senior Notes to March 31, 2010; (iv) extended our ability to continue to pay cash dividends to enable Parent to make cash interest payments on the Parent quarterly period through December 31, 2009; (v) increased the maximum total leverage ratio we may have at the end of each quarterly period from December 31, 2008 through December 31, 2009, (vi) required payment of the remaining balance due under the First Lien Term Facility of approximately $3.6 million and (vii) decreased the minimum interest coverage ratio we are required to maintain at the end of each quarterly period from December 31, 2008 through December 31, 2009.  The amendment also waived for the four fiscal quarters ended December 31, 2008, any default or event of default that may have arisen from our failure to maintain the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio set forth in the Senior Credit Facility prior to the effective date of the amendment.

Item 10. Directors, Executive Officers and Corporate Governance

                The following table sets forth the names and ages (as of March 17, 2009) of our executive officers and directors and the positions that they hold at WII Components, Inc. and, where applicable, at Parent.  Directors of WII Components hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified.  Directors of Parent are elected pursuant to the terms of a stockholders agreement among all of Parent’s existing stockholders.  See “Certain Relationships and Related Transactions - Stockholders Agreement.”  Executive officers of WII

Components hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

Name	Age	Position
John Fitzpatrick	65	Director, Chief Executive Officer and President—Parent; and Director, Chief Executive Officer and President—WII Components
Dale Herbst	40	Chief Financial Officer, Treasurer and Secretary—Parent; and Chief Financial Officer, Treasurer and Secretary—WII Components
Joel Beyer	49	Vice President of Operations—PrimeWood
Robert S. Morris	54	Director—Parent; and Director—WII Components
Louis J. Mischianti	49	Director—Parent; and Director —WII Components
L. David Cardenas	42	Director—Parent; and Director —WII Components
Keith Heffernan	39	Director—Parent; and Director —WII Components

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

Board of Directors

                As of March 17, 2009, Parent has a five-member board of directors consisting of Messrs. Fitzpatrick, Morris, Mischianti, Cardenas and Heffernan.  The bylaws of Parent permit the directors to increase the size of the board of directors of Parent by resolution approved by a majority vote.  All of Parent’s stockholders are party to a stockholders agreement whereby (i) Olympus Growth Fund IV, L.P. has the right to designate each representative to the board of directors of Parent and each of its subsidiaries (including the Company) and (ii) the stockholders of Parent agree to take all appropriate action to fix the size of the board of directors of Parent at five (or such higher number as determined by Olympus Growth Fund IV, L.P.) and to vote the shares over which they exercise voting power in favor of the election of to the board of Parent and each of its subsidiaries each designee to the respective board thereof as designated by Olympus Growth Fund IV, L.P..  As of March 17, 2009 the board of directors of each of Parent and the Company consists of Messrs. Fitzpatrick, Morris, Mischianti, Cardenas and Heffernan.  See “Certain Relationships and Related Party Transactions and Director Independence - Stockholders Agreement.”

       As a private company, we do not have an audit, compensation or nominating committee.  We have not determined whether any member of our board of directors is an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

Compensation Committee Interlocks and Insider Participation

       Our board is currently composed of five directors, of which Mr. Fitzpatrick is an executive officer of the Company and he participated in deliberations of the board concerning executive officer compensation during 2008 (other than his own compensation).  For a description of the transactions between us and our directors, and entities affiliated with such directors, see the sections entitled “Executive Compensation” and “Certain Relationships and Related Party Transactions, and Director Independence.”  None of our executive officers has served as a member of the board of directors or compensation committee of another entity that had one or more of its executive officers serving as a member of our board of directors.

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

                Our executive compensation consists of the following components (i) base salary, (ii) annual cash bonus, and (iii) long-term incentive awards — stock option grants or restricted stock grants.

                Base Salary.  Base salary is established based on the experience, skills, knowledge and responsibilities required of the executive officer.  When establishing the 2008 base salaries of the executive officers, a number of factors were considered, including the individual’s performance and growth of duties and responsibilities.  We seek to maintain base salaries that are competitive with the marketplace, to allow us to attract and retain executive talent.

                Salaries for executive officers are reviewed on an annual basis, at the time of a promotion or other change in level of responsibilities, as well as when competitive circumstances require review.  Increases in salary are determined upon increased levels of responsibility and a performance evaluation relative to our overall financial performance, the performance of one of our applicable divisions or a combination.  The base salary of John Fitzpatrick is determined by the Board of Directors, and Mr. Fitzpatrick, in consultation with the Board of Directors, sets the salaries for the balance of the executives.

                Annual Cash Bonus Incentive.  Executives directly affect the Company’s ability to attain its strategic and financial objectives.  The annual cash bonus is designed to motivate and provide incentive to executives to attain those Company objectives.  The Board of Directors determines Mr. Fitzpatrick’s bonus percentage, and Mr. Fitzpatrick, in consultation with the Board of Directors, determines the percentage of base salary that is bonus eligible for the other executives.  Success is measured on EBITDA of Woodcraft Industries, Inc., Woodcraft Division, PrimeWood Division, Brentwood Division, or a

combination.  The percent of planned EBITDA achieved will determine the amount of bonus to be paid based on their sharing percentage and their bonus percentage (as a percent of salary).  The 2008 bonus plan for Mr. Fitzpatrick, Mr. Herbst, and Mr. Beyer provided for a target cash bonus of $222,671, $67,373, and $56,784, respectively, based upon their respective base salaries for 2008.  In 2008 the cash bonuses for Messrs. Fitzpatrick, Herbst, and Beyer were based entirely on the amount by which actual EBITDA exceeds certain planned levels for such year.  They will earn no bonus if EBITDA is below a planned threshold, 100% of their target cash bonuses if EBITDA meets the target threshold and up to 200% of their target cash bonuses if EBITDA meets or exceeds a predetermined maximum EBITDA threshold.  The bonuses are pro rated between threshold and target and between target and maximum and cannot exceed 200% of the target cash bonus.

                For 2008 Mr. Fitzpatrick earned, as incentive compensation, a percentage of his base salary, up to a maximum of 130%. The incentive compensation has been determined on the basis of the actual EBITDA of the Company as compared to the Company’s planned EBITDA.  Based on the Company’s performance, Mr. Fitzpatrick will not receive a cash bonus for 2008

                For 2008 Mr. Herbst earned, as incentive compensation, a percentage of his base salary, up to a maximum of 90%. The incentive compensation has been determined on the actual EBITDA of the Company as compared to the Company’s planned EBITDA.  Based on the Company’s performance, Mr. Herbst will not receive a cash bonus for 2008.

                For 2008 Mr. Beyer earned, as incentive compensation, a percentage of his base salary, up to a maximum of 80%.  The incentive compensation has been determined, in part on the basis of actual EBITDA of the Company as compared to the Company’s planned EBITDA and, in part, on the basis of actual EBITDA of the PrimeWood division as compared to the planned EBITDA for the PrimeWood division.  Based on the performance of the Company and PrimeWood, Mr. Beyer will not receive a cash bonus for 2008

Long Term Incentive Awards.  Through January 9, 2007, all of our executive officers had received equity compensation awards in the form of either incentive stock options and/or non-qualified stock options.  We granted long term incentive awards in the form of stock options because it is a common method for privately-held companies to provide equity incentives to executive officers.  The options were designed to align the interests of our executive officers with our stockholders’ long-term interests by providing them with equity-based awards that vest over a period of time and become exercisable upon the occurrence of certain events, as well as to reward executive officers for performance.  As a result of the Transaction, all of the foregoing options which were outstanding at the time of the Transaction were cashed out and terminated on January 9, 2007.

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

There were no Restricted Stock awards issued during 2008.

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

Board of Directors
John Fitzpatrick (Chair)
Robert S. Morris
Louis J. Mischianti
L. David Cardenas
Keith Heffernan

                Summary Compensation Table.  The following table sets forth information for 2008, 2007 and 2006 concerning compensation for services rendered in all capacities awarded to and earned by our Chief Executive Officer, Chief Financial Officer, and our only other officer who was serving as an executive officer on December 31, 2008.

											Change in
											Pension Value
									Non-Equity		and Nonqualified
Name and									Incentive		Deferred	All
Principal					Stock		Option		Plan		Compensation	Other
Position	Year	Salary		Bonus	Awards		Awards		Compensation		Earnings	Compensation		Total
John	2008	$342,571	(10)	—	$7,558	(1)	—		—		(5)	$580,071	(6)	$930,200
Fitzpatrick,	2007	$350,000		—	$15,115	(2)	—		$658,800	(4)	(5)	$2,471,858	(7)	$3,495,773
President and	2006	$350,000		$155,233	—		$64,383	(3)	—		(5)	$4,400	(8)	$574,016
Chief
Executive
Officer

Dale Herbst,	2008	$149,717	(10)	—	$5,039	(1)	—		—		(5)	$161,182	(6)	$315,938
Chief Financial	2007	$142,000		—	$10,077	(2)	—		$250,000	(4)	(5)	$841,619	(7)	$1,243,696
Officer,	2006	$141,346		$39,381	—		—		—		(5)	$3,534	(8)	$184,261
Treasurer, and
Secretary

Joel Beyer,	2008	$141,960	(10)	—	$3,023	(1)	—		—		(5)	$120,969	(6)	$265,952
Vice President	2007	$140,000		—	$6,046	(2)	—		$20,000	(4)	(5)	$616,036	(7)	$782,082
of Operations-	2006	$140,000		$7,280	—		—		—		(5)	$5,011	(9)	$152,291
PrimeWood

(1)                                  Represents the dollar amount recognized for financial statement reporting purposes with respect to 2008 in accordance with SFAS 123(R) of restricted stock awards of Parent common stock.  There were no forfeitures of such shares in 2008.  See Note 2 “Restricted Stock” to the Company’s consolidated financial statements for further discussion of such restricted stock grants.

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

(3)                                  Represents the dollar amount recognized for financial statement reporting purposes with respect to 2006 in accordance with SFAS 123(R) of options granted to John Fitzpatrick on May 31, 2006 to purchase 240,000 shares of the Company’s common stock.  See Note 2 “Stock Options” to the Company’s consolidated financial statements for further discussion of such stock options.

(4)                                  Represents one-time transaction incentives paid in conjunction with the Transaction.

(5)                                  The Company has no pension plan or nonqualified deferred compensation plan.

(6)                                  Consists of contributions by us to the applicable executive’s 401(k) account.  It also includes compensation related to an escrow payment and income tax benefits for the previous stockholders related to the cancellation of stock options due to the Transaction.  Contributions to the 401(k) account for John Fitzpatrick, Dale Herbst, and Joel Beyer was $3,680 for each individual.  Compensation related to the escrow payment and income tax benefits for the cancellation of stock options due to the Transaction for John Fitzpatrick, Dale Herbst, and Joel Beyer include $576,391, $157,502, and $117,289, respectively.

(7)                                  Consists of contributions by us to the applicable executive’s 401(k) account and compensation related to the cancellation of stock options due to the Transaction.  Contributions to the 401(k) account for John Fitzpatrick, Dale Herbst, and Joel Beyer was $3,600 for each individual.  Compensation related to the cancellation of stock options due to the Transaction for John Fitzpatrick, Dale Herbst, and Joel Beyer include $2,468,258, $838,019, and $612,436, respectively.

(8)                                  Consists of contributions by us to the applicable executive’s 401(k) account.

(9)                                  Includes $3,794 in contributions by us to the executive’s 401(k) account; and $1,217 in taxable wages related to an escrow payment in 2006 due to stock options held by the executive in conjunction with the April 2003 acquisition by us of Behrman Capital III L.P.

(10)                            Includes base salary in Employment Agreements, subject to periodic adjustments.  The amounts may not directly coincide with the base salary listed below as of December 31, 2008 due to increases or decreases that occurred throughout the year.

                Restricted Stock.  There were no Restricted Stock awards issued during 2008.

                2008 Bonus Plan for Messrs. Fitzpatrick, Herbst, and Beyer.  The 2008 bonus plan for Mr. Fitzpatrick, Mr. Herbst, and Mr. Beyer provided for a target cash bonus of $222,671, $67,373, and $56,784, respectively, based upon their respective base salaries for 2008 of $342,571, $149,717, and $141,960, respectively.  In 2008, the cash bonuses for Messrs. Fitzpatrick, Herbst, and Beyer were based entirely on the amount by which actual EBITDA exceeded certain planned levels for such year.  They were not entitled to earn a bonus if actual EBITDA for the year ended December 31, 2008 was below the planned threshold for such period, were entitled to 100% of their target cash bonuses if actual EBITDA met the target threshold and were entitled to up to 200% of their target cash bonuses if EBITDA met or exceeded a pre-determined maximum EBITDA threshold.  The bonuses are pro rated between threshold and target and between target and maximum and cannot exceed 200% of the target cash bonus.  Based on the Company’s performance, Messrs. Fitzpatrick, Herbst, and Beyer will not receive a cash bonus for 2008.

Grants of Plan-Based Awards

                The following table summarizes information regarding our 2008 bonus plans.  No equity-based incentive awards were granted during 2008.

						All Other
						Stock	Exercise
						Awards:	or Base
			Estimated Future Payouts Under Non-Equity Incentive Plan (1)			Number of Shares of Stock	Price of Stock Awards	Grant Date Fair Value of Stock
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	(#)	($/Sh)	Awards
John Fitzpatrick	January 1, 2008	January 1, 2008	$14,845	$222,671	$445,342	—	$—	$—
Dale Herbst	January 1, 2008	January 1, 2008	$4,492	$67,373	$134,746	—	$—	$—
Joel Beyer	January 1, 2008	January 1, 2008	3,786	$56,784	$113,568	—	$—	$—

(1)                                  Please see “2008 Bonus Plan for Messrs. Fitzpatrick, Herbst, and Beyer” and “Annual Cash Bonus Incentive” under the “Summary Compensation Table” above for a description of the 2008 Bonus Plan.  Actual payments in respect to 2008 are shown in the “Summary Compensation” table in the column titled “Bonus”.

                Restricted Stock Plan.    In 2007, Parent issued restricted stock awards to certain Company management personnel, with such grants consisting of 55,218.83 shares of Parent’s restricted common stock in the aggregate.  The shares of restricted stock vest 25% per year for the fiscal years ending 2007 through 2010, if (i) Parent’s EBITDA meets the applicable target EBITDA for such period and (ii) the applicable participant holding such restricted stock award is still an employee of Parent or one of its subsidiaries.  If, with respect to any particular fiscal year, the applicable EBITDA target for such year is not achieved, half of the applicable amount will vest in that year.  In addition, if applicable EBITDA target is not achieved in a given fiscal year, a “catch up” provision allows the portion of such restricted stock which would otherwise remain unvested due to the failure to achieve such EBITDA target to become vested in subsequent fiscal years, if subsequent performance targets are achieved.  All of the shares of restricted stock become fully vested upon the occurrence of any of the following events: (i) after seven years, provided that the applicable participant is still an employee of Parent or one its subsidiaries; and (ii) upon a sale event involving a change of control of Parent or all or substantially all of Parent’s assets on a consolidated basis, if certain targeted rates of return on Olympus Growth Fund IV, L.P.’s investment are achieved or of the board of directors of Parent so elects.  The shares of restricted stock are voting shares of common stock of Parent.  We did not issue any plan-based equity awards in 2008.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes information regarding our Named Executive Officer’s outstanding equity awards at as of December 31, 2008.  There were no option awards outstanding as of December 31, 2008.

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(1)
John Fitzpatrick	5,256	(2)	$—
Dale Herbst	3,504	(2)	$—
Joel Beyer	2,103	(2)	$—

(1)          Represents the number of restricted stock shares that have not vested, multiplied by the fair market value per share as of December 31, 2008.  It was determined that the value per share was nominal since the fair market value of the Parent was less than the total debt and preferred stock, including dividends accrued at the Parent.

(2)          The shares of restricted stock vest 25% per year for the fiscal years ending 2007 through 2010, if (i) Parent’s EBITDA meets the applicable target EBITDA for such period and (ii) the applicable participant holding such restricted stock award is still an employee of Parent or one of its subsidiaries.  If, with respect to any particular fiscal year, the applicable EBITDA target for such year is not achieved, half of the applicable amount will vest in that year.  In addition, if applicable EBITDA target is not achieved in a given fiscal year, a “catch up” provision allows the portion of such restricted stock which would otherwise remain unvested due to the failure to achieve such EBITDA target to become vested in subsequent fiscal years, if subsequent performance targets are achieved.  All of the shares of restricted stock become fully vested upon the occurrence of any of the following events: (i) after seven years, provided that the applicable participant is still an employee of Parent or one its subsidiaries; and (ii) upon a sale event involving a change of control of Parent or all or substantially all of Parent’s assets on a consolidated basis, if certain targeted rates of return on Olympus Growth Fund IV, L.P.’s investment are achieved or of the board of directors of Parent so elects.  The shares of restricted stock are voting shares of common stock of Parent.  Stock awards include the vested portion during the twelve months ended December 31, 2008 for the Restricted Stock issued on August 31, 2007.

Option Exercises and Restricted Stock Vested

The following table summarizes information regarding the vesting of restricted stock held by out Named Executive Officer’s during 2008.  No stock options were exercised in 2008.

	Stock awards
Name	Number of shares vested (#) (1)	Value of shares vested ($) (2)
John Fitzpatrick	1,051	$—
Dale Herbst	701	$—
Joel Beyer	421	$—

(1)          Represents the number of restricted stock shares vested during 2008.

(2)          Represents the number of restricted stock shares vested during 2008, multiplied by the fair market value per share as of December 31, 2008. It was determined that the value per share was nominal since the fair market value of the Company was less than the total debt and preferred stock, including dividends accrued at the Parent company.

Pension Benefits

The Company has no pension benefit plan.

Non-Qualified Deferred Compensation

The Company has no non-qualified deferred compensation plan.

Employment Agreements

On December 11, 2006, Parent and a newly formed wholly owned subsidiary of Parent (“MergerCo”), in anticipation of the consummation of the Transaction entered into employment agreements (each an “Employment Agreement”) with the Messrs. John Fitzpatrick, as Chief Executive Officer, Dale Herbst, as Chief Financial Officer, and Joel Beyer, as Vice President of Operations (PrimeWood division). Pursuant to each Employment Agreement, upon consummation of the Transaction, the Employment Agreements of Messrs. Fitzpatrick, Herbst and Beyer superseded and preempted their respective 2003 Agreements. On January 9, 2007, by operation of law upon consummation of the Transaction, each Employment Agreement was assigned by MergerCo to the Company.

The table below summarizes certain severance provisions in the Employment Agreements of our Named Executive Officers. The Named Executive Officers will receive no cash severance payments for termination with cause, voluntary termination without good reason, disability, or any transaction involving a change in control of Parent or the Company.

Name	Benefit	Termination without Cause, for Good Reason or due to Disability
John Fitzpatrick	Cash severance and continued benefits (1)	$644,400 (plus, under certain circumstances, a pro rata portion of the current year’s bonus) (2) (3)
Dale Herbst	Cash severance and continued benefits (1)	$150,000 (plus, under certain circumstances, a pro rata portion of the current year’s bonus) (3) (4)
Joel Beyer	Cash severance and continued benefits (1)	$144,200 (plus, under certain circumstances, a pro rata portion of the current year’s bonus) (3) (4)

(1)          Executives are entitled to continued salary payments and benefits through their applicable severance period (24 months for Mr. Fitzpatrick and 12 months for Messrs. Herbst and Beyer).

(2)          If Mr. Fitzpatrick is entitled to 24 months of continued salary if he terminated without cause or if he resigns for good reason or as a result of a disability.

(3)          Executives are entitled to a pro rata portion (based on the number of calendar days of employment during such fiscal year) of any annual bonus that would have payable to the executive during the year in which the executive is terminated without cause or resigns for good reason or due to a disability; provided that such bonus amounts are only payable if the executive is employed by the Company for six months or more of the applicable calendar year.

(4)          Messrs. Herbst and Beyer are entitled to 12 months of continued salary if he terminated without cause or if he resigns for good reason or as a result of a disability.

John Fitzpatrick. Mr. Fitzpatrick’s Employment Agreement, subject to subsequent annual adjustments, provides for a base salary of $322,200 and an annual performance-based bonus of up to one-hundred thirty percent (130%) of his base salary as of December 31, 2008. Mr. Fitzpatrick’s Employment Agreement provides for annual reviews of Mr. Fitzpatrick’s base salary to determine whether an adjustment to his annual base salary is appropriate. Mr. Fitzpatrick’s Employment Agreement provides that Mr. Fitzpatrick, subject to his eligibility, be included in all employee benefit plans established by the Company. Mr. Fitzpatrick’s Employment Agreement may be terminated at any time, with or without cause, by either party. Mr. Fitzpatrick’s Employment Agreement also contains non-disclosure provisions and prohibits Mr. Fitzpatrick from competing with the Company during the term of his employment and for a period of two years thereafter. Mr. Fitzpatrick holds shares of restricted stock that are subject to certain repurchase rights in favor of Parent and Olympus Growth Fund IV, L.P. (as Parent’s majority shareholder) in the event that the holder of such shares ceases to be employed by Parent and its subsidiaries for any reason. The repurchase price for unvested shares of restricted stock is the lesser of the holder’s original cost to purchase such shares and fair market value, whereas the repurchase price for vested shares of restricted stock is the fair market value of the shares unless the holder is terminated for cause, in which case the repurchase price for vested shares is the lesser of the holder’s original cost and fair market value.

Dale Herbst. Mr. Herbst’s Employment Agreement, subject to subsequent annual adjustments, provides for a base salary of $150,000 and an annual performance-based bonus of up to ninety percent (90%) of his base salary as of December 31, 2008. Mr. Herbst’s Employment Agreement provides for annual reviews of Mr. Herbst’s base salary to determine whether an adjustment to his annual base salary is appropriate. Mr. Herbst’s Employment Agreement provides that Mr. Herbst, subject to his eligibility, be included in all employee benefit plans established by the Company. Mr. Herbst’s Employment Agreement may be terminated at any time, with or without cause, by either party. Mr. Herbst’s Employment Agreement also contains non-disclosure provisions and prohibits Mr. Herbst from competing with the Company during the term of his employment and for a period of one year thereafter. Mr. Herbst holds shares of restricted stock that are subject to certain repurchase rights in favor of Parent and Olympus Growth Fund IV, L.P. (as Parent’s majority shareholder) in the event that the holder of such shares ceases to be employed by Parent and its subsidiaries for any reason. The repurchase price for unvested shares of restricted stock is the lesser of the holder’s original cost to purchase such shares and fair market value, whereas the repurchase price for vested shares of restricted stock is the fair market value of the shares unless the holder is terminated for cause, in which case the repurchase price for vested shares is the lesser of the holder’s original cost and fair market value.

Joel Beyer. Mr. Beyer’s Employment Agreement, subject to subsequent annual adjustments, provides for a base salary of $144,200 and an annual performance-based bonus of up to eighty percent (80%) of his base salary as of December 31, 2008. Mr. Beyer’s Employment Agreement provides for annual reviews of Mr. Beyer’s base salary to determine whether an adjustment to his annual base salary is appropriate. Mr. Beyer’s Employment Agreement provides that Mr. Beyer, subject to his eligibility, be included in all employee benefit plans established by the Company. Mr. Beyer’s Employment Agreement may be terminated at any time, with or without cause, by either party. Mr. Beyer’s Employment Agreement also contains non-disclosure provisions and prohibits Mr. Beyer from competing with the Company during the term of his employment and for a period of one year thereafter. Mr. Beyer holds shares of restricted stock that are subject to certain repurchase rights in favor of Parent and Olympus Growth Fund IV, L.P. (as Parent’s majority shareholder) in the event that the holder of such shares ceases to be employed by Parent and its subsidiaries for any reason. The repurchase price for unvested shares of restricted stock is the lesser of the holder’s original cost to purchase such shares and fair market value, whereas the repurchase price for vested shares of restricted stock is the fair market value of the shares unless the holder is terminated for cause, in which case the repurchase price for vested shares is the lesser of the holder’s original cost and fair market value.

Directors Compensation

Our directors do not receive compensation for attending board meetings, other than reimbursement of reasonable out-of-pocket expenses incurred in connection with attending any board meeting or any committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 17, 2009, all of the Company’s capital stock is owned by Parent. As of March 17, 2009, the following table sets forth certain information regarding the beneficial ownership of Parent’s Series A Preferred Stock, par value $0.01 per share (“Parent Preferred”), and Common Stock, par value $0.01 per share (“Parent Common”), by (i) each person known to us to beneficially own more than 5% of the outstanding shares of either Parent Preferred and Parent Common; (ii) each of our directors; (iii) each named executive officer and (iv) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of shares to persons who possess sole or shared voting and/or investment power with respect to the shares shown as beneficially owned. Unless otherwise indicated in the footnotes to this table, the address of all listed stockholders is c/o WII Components, Inc., 525 Lincoln Avenue, SE, St. Cloud, Minnesota 56304.

	Parent Preferred		Parent Common
Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned	Shares Beneficially Owned	Percentage Beneficially Owned
Olympus Funds(1)	75,395	93%	609,949	86%
Robert S. Morris(1)	75,395	93%	609,949	86%
Louis J. Mischianti(1)	75,395	93%	609,949	86%
L. David Cardenas(1)	75,395	93%	609,949	86%
Keith Heffernan(1)	75,395	93%	609,949	86%
John Fitzpatrick(2)	940	1%	16,014	2%
Dale Herbst(3)	212	*	7,317	1%
Joel Beyer(4)	169	*	4,732	*
All directors and executive officers as a group (7 persons)	76,716	95%	638,012	90%

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

Advisory Services Agreement

The Parent entered into an Advisory Services Agreement, dated as of January 9, 2007, with Olympus Advisory Partners, Inc., an affiliate of the Olympus Funds (“OAP”).  Under this agreement, OAP provides Parent and its subsidiaries, including the Company, with advice regarding corporate, business and financial strategy, potential acquisitions, financial management and other issues.  In addition to a quarterly consulting fee, in the event that Parent or any of its subsidiaries consummate a capital transaction (such as an acquisition of another company, a sale of Parent or any of its subsidiaries, or significant events relating to changes in the capital structure of Parent and its subsidiaries), Parent is required to pay OAP a fee for its role as Parent’s advisor.  Under the terms of this agreement, Parent is obligated to pay OAP a quarterly advisory fee of $150,000, unless lowered by OAP.  In 2008, OAP lowered the quarterly fee payable by Parent for the third and fourth quarters to $135,000.  Accordingly, in 2008, the Company paid $570,000 to OAP on account of Parent pursuant to this agreement.  In connection with the amendments to the Note Purchase Agreements related to the Parent Notes, the $150,000 quarterly fee has been deferred by the affiliate for 2009 and will be payable in 2010 or thereafter.  Although neither the Company nor any of its subsidiaries is party to this Agreement, the Company has recorded this expense in its statement of operations because most of the services relate to its operations. Certain of the Company’s debt agreements provide restrictions on the ability of the Company to make distributions to or on account of the Parent.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a detailed discussion of such restrictions.

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

The boards of Parent and the Company are currently composed of five directors, none of whom would qualify as an independent director based on the definition of independent director set forth in Rule 4200(a) (15) of the NASDAQ Marketplace rules. Because affiliates of Olympus Funds own approximately 87% of the voting stock of Parent, and we do not otherwise have any securities listed on any securities exchange, we are not subject to corporate governance rules that require that a board of directors be composed of a majority of independent directors.

Item 14. Principal Accountant Fees and Services

Aggregate fees billed by the Company’s principal accounting firm, Grant Thornton LLP, for the fiscal years ended December 31, 2008, and 2007, respectively:

	Year Ended December 31,
	2008	2007
Audit Fees (a)	$140,000	$119,000
Audit-Related Fees	—	—
Total audit and audit-related fees	140,000	119,000
Tax Fees	—	—
Total Fees	$140,000	$119,000

(a)          Fees for audit services:

•                  Billed in 2008 for the audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements

•                  Billed in 2007 for the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements ended September 30, 2007

Preapproval Policies

The Company is not required to have a preapproval policy for services performed by our independent registered pubic accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)                                  List of Financial Statements, Financial Statement Schedules and Exhibits

(1)  Financial Statements.  Consolidated Financial Statements of WII Components, Inc. and Subsidiaries as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006.

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

10.3

First Lien Senior Secured Credit Agreement, dated as of January 9, 2007, by and among WII Components, Inc. (as successor-in-interest to WII Merger Corporation) as Borrower and Credit Suisse, for itself and as Administrative Agent, Swing Line Lender, an L/C Issuer and as Collateral Agent for all Lenders, and the Lenders Party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2007, File No. 333-115490)

10.4

Amendment No. 1 To The Credit Agreement, dated as of February 7, 2007, by and among WII Components, Inc., as Borrower, and Credit Suisse, for itself and as Administrative Agent, Swing Line Lender, an L/C Issuer and as Collateral Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2007, File No. 333-115490)

10.5

Employment Agreement dated December 11, 2006, between WII Components, Inc. (as successor-in-interest to WII Merger Corporation), WII Holding, Inc. and John Fitzpatrick (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2007, File No. 333-115490) **

10.6

Employment Agreement dated December 11, 2006, between WII Components, Inc. (as successor-in-interest to WII Merger Corporation), WII Holding, Inc. and Dale Herbst (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2007, File No. 333-115490) **

10.7

Employment Agreement dated December 11, 2006, between WII Components, Inc. (as successor-in-interest to WII Merger Corporation), WII Holding, Inc. and Joe Beyer (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2007, File No. 333-115490) **

10.8

Restricted Stock Agreement dated August 31, 2007, between WII Holding, Inc. and John Fitzpatrick (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2007, File No. 333-115490) **

10.9

Restricted Stock Agreement dated August 31, 2007, between WII Holding, Inc. and Dale Herbst (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2007, File No. 333-115490) **

10.10

Restricted Stock Agreement dated August 31, 2007, between WII Holding, Inc. and Joe Beyer (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2007, File No. 333-115490) **

10.11

Amendment No. 3 To The Credit Agreement, dated as of February 19, 2008, by and among WII Components, Inc., as Borrower, the lenders party thereto and Credit Suisse, acting through one or more of its branches, or any Affiliate thereof, as Administrative Agent, Swing Line Lender, an L/C Issuer and Collateral Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 20, 2007, File No. 333-115490)

10.12

Amendment No. 2 To The Credit Agreement, dated as of June 12, 2007, by and among WII Components, Inc., as Borrower, the lenders party thereto and Credit Suisse, acting through one or more of its branches, or any Affiliate thereof, as Administrative Agent, Swing Line Lender, an L/C Issuer and Collateral Agent (incorporated by reference to Exhibit 10.12 the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.13

Purchase and Exchange Agreement dated April 9, 2003 by and among WII Holdings, Inc. and The Investors and Management Stockholders as defined therein (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

10.14

Amended and Restated Credit Agreement dated as of September 23, 2005 by and among WII Components, Inc., Antares Capital Corporation, and the Financial Institutions party thereto (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q, as amended, File No. 333-115490)

10.15

Bonus Letter Agreement between the Company and John Fitzpatrick, dated May 31, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2006)**

10.16

Option Agreement dated May 31, 2006, between the Company and John Fitzpatrick (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2006)**

10.17

Option Agreement dated May 31, 2006, between the Company and John Fitzpatrick (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2006)**

*10.18

Amendment No. 4 To The Credit Agreement, dated as of March 30, 2009, by and among WII Components, Inc., as Borrower, the lenders party thereto and Credit Suisse, acting through one or more of its branches, or any Affiliate thereof, as Administrative Agent, Swing Line Lender, an L/C Issuer and Collateral Agent

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

*                 Filed herewith.

**          Compensation arrangement.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

The transactions in the allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Balance, beginning of year	$131	$104	$118
Provision	139	50	21
Write-offs	(31)	(23)	(35)
Balance, end of year	$239	$131	$104

Item 16. Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized, this 31st day of March 2009:

WII COMPONENTS, INC.

By:	/s/ John Fitzpatrick
John Fitzpatrick, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Fitzpatrick	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2009
John Fitzpatrick

/s/ Dale B. Herbst	Chief Financial Officer, Treasurer and Secretary	March 31, 2009
Dale B. Herbst	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert S. Morris	Director	March 31, 2009
Robert S. Morris

/s/ Louis J. Mischianti	Director	March 31, 2009
Louis J. Mischianti

/s/ L. David Cardenas	Director	March 31, 2009
L. David Cardenas

/s/ Keith Heffernan	Director	March 31, 2009
Keith Heffernan