Form 10-Q
period 2009-03-31
WII Components, Inc.
filed 2009-05-11
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐.

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

As of May 5, 2009, 100 shares of common stock, $.01 par value per share, were outstanding (all of which are owned by WII Holding, Inc.).

WII COMPONENTS, INC.

FORM 10-Q

Quarter Ended March 31, 2009

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash	$3,184	$14,721
Accounts receivable, net	10,788	6,603
Inventories	15,990	13,442
Other current assets	3,507	2,168
Total current assets	33,469	36,934

Property, plant, and equipment, net	55,039	56,537
Goodwill	112,748	112,748
Customer relationship	9,509	9,924
Noncompete agreements	57	65
Other assets	4,565	4,798
TOTAL	$215,387	$221,006

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$3,597
Accounts payable	3,324	1,187
Accrued payroll	2,952	2,935
Due to Parent	4,742	4,768
Other current liabilities	5,786	8,943
Total current liabilities	16,804	21,430

Long-term debt, net of current maturities	108,350	108,350
Deferred income tax liability	5,217	5,217
Other long-term liabilities	1,947	1,947

Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	71,304	71,292
Retained earnings	11,765	12,770
Total stockholders’ equity	83,069	84,062
TOTAL	$215,387	$221,006

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
NET SALES	$32,805	$56,019
COST OF SALES	28,338	48,192
Gross profit	4,467	7,827

OPERATING EXPENSES:
General and administrative	2,300	2,760
Selling and marketing	733	840
Loss (Gain) on sale of assets	11	(1)
Total operating expenses	3,044	3,599

OPERATING INCOME	1,423	4,228

OTHER INCOME (EXPENSE):
Interest income	4	93
Interest expense	(3,026)	(3,308)
Other income/expense	1	1,728
Total other income (expense)	(3021)	(1,487)

(LOSS)/INCOME BEFORE (BENEFIT)/PROVISION FOR INCOME TAXES	(1,598)	2,741
INCOME TAX (BENEFIT)/PROVISION	(593)	1,058
NET (LOSS) EARNINGS	$(1,005)	$1,683

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
OPERATING ACTIVITIES:
Net (loss) earnings	$(1,005)	$1,683

Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	2,144	2,213
(Gain) Loss on sale of assets	11	(1)
Amortization of debt issuance costs	369	382
Gain on extinguishment of debt	—	(1,725)
Stock compensation expense	13	13

Change in operating assets and liabilities:
Accounts receivable	(4,185)	(3,214)
Inventories	(2,549)	906
Other current assets	(1,339)	(850)
Accounts payable	2,137	1,503
Accrued payroll and other current liabilities	(3,140)	(10,462)
Net cash used in operating activities	(7,544)	(8,657)

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(244)	(1,241)
Proceeds from sale of property, plant and equipment	10	4
Net cash used in investing activities	(234)	(1,237)

FINANCING ACTIVITIES:
Principal payments under long-term financing agreements	(3,597)	(10,034)
Debt issuance costs	(136)	(21)
Distribution to Parent	—	(4,470)
Borrowings of long-term debt	—	6,600
Due to Parent	(26)	895
Net cash used in financing activities	(3,759)	(7,925)

NET DECREASE IN CASH	(11,537)	(17,819)
CASH—Beginning of period	14,721	19,574

CASH—End of period	$3,184	$1,755

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,486	$6,194

Cash paid for income taxes—net	$69	$294
NONCASH ACTIVITY:
Capital expenditures in accounts payable	$—	$66

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  BASIS OF PRESENTATION

Company Background - On January 9, 2007, WII Components, Inc. (the “Company”) was acquired by WII Holding, Inc. (“Parent”), a newly formed investment entity controlled by two investment funds managed by Olympus Partners.  For ease of reference, these funds are sometimes collectively referred to herein as the “Olympus Funds.”  The acquisition was consummated through a merger of WII Merger Corporation (“MergerCo”), a wholly owned subsidiary of Parent, with and into the Company with the Company being the surviving corporation in the transaction (the “Transaction”).  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the Transaction was approximately $293.1 million, less indebtedness and certain expenses.  The aggregate purchase price and related fees and expenses were funded by borrowings under new credit facilities by the Company and private offerings of debt and equity securities by Parent.  The Transaction has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.  The Company did not push down the new accounting basis because of the significance of the publicly traded debt outstanding, which hinders the Parent’s ability to control the form of ownership of the Company.

The Company prepared the accompanying unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, certain notes or other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted.  Therefore, the Company suggests that these financial statements be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2008 included in its Form 10-K as filed with the Securities and Exchange Commission on March 31, 2009.  The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all the information and notes required by accounting principles generally accepted in the United States of America for complete presentation.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly, when read in conjunction with the consolidated financial statements and accompanying notes for the period ended December 31, 2008 included in our Form 10-K as filed with the Securities and Exchange Commission on March 31, 2009, our financial position, results of operations and cash flows for the periods presented.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition—Sales are recognized when revenue is realized or realizable and has been earned.  The Company’s policy is to recognize revenue and the related cost of sales when risk and title passes to the customer.  This is generally on the date of shipment, however, certain sales are shipped FOB destination and revenue is recognized when received by the customer.  Freight billed to customers is included in sales and shipping costs are included in cost of sales.  The Company records an estimate for anticipated sales returns and customer discounts at the time revenue is recognized based on historical experience and current trends.  These estimates have been consistent with the Company’s actual experiences.  Provisions for estimated sales returns and customer discounts are recorded as a reduction of net sales.  For the three month periods ended March 31, 2009 and March 31, 2008, the provision for estimated sales returns and customer discounts as a percentage of net sales were 3.2% and 3.3%, respectively.

Concentration of Credit Risk—The Company receives a significant portion of its revenue from two customers.  For the three months ended March 31, 2009 and 2008, the Company’s two largest customers accounted for approximately 55% and 51%, respectively, of its net sales.  As of March 31, 2009 and December 31, 2008, these two largest customers accounted for approximately 59% and 47%, respectively, of the Company’s consolidated accounts receivables balance.  The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could have a material adverse effect on our results of operations and future cash flows.

Inventories—Inventories consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$8,271	$6,977
Work in process	2,728	2,761
Finished goods	3,261	2,496
LIFO adjustment	1,730	1,208
	$15,990	$13,442

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market.  The remainder of the inventory is valued at the lower of first-in, first-out method (“FIFO”) cost or market.  As of March 31, 2009 and December 31, 2008, inventory on the LIFO method represented 65% and 61%, respectively, of consolidated inventories.

Goodwill—The Company evaluates goodwill for impairment at least annually or when events or changes in circumstances indicate impairment.  The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year.  Since December 31, 2008, the Company concluded there were no events or changes in circumstances requiring an interim goodwill impairment analysis to be completed as of March 31, 2009.  Fair value is measured using a market multiple valuation method.  The carrying amount of goodwill was $112.7 million at March 31, 2009 and December 31, 2008.

Customer Relationship—Customer relationships relate to intangible assets recorded through previous acquisitions for relationships with significant customers.  The original cost of these customer relationships was $16.6 million, and the related accumulated amortization as of March 31, 2009 is $7.1 million.  The intangible assets are being amortized over the estimated life of 10 years.  Amortization was $0.4 million for the three-month periods ended March 31, 2009 and 2008.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

2009	$1,658
2010	1,657
2011	1,658
2012	1,657
2013	1,658
Thereafter	1,636

Noncompete Agreement—Noncompete agreements primarily relate to agreements with the former owners of Brentwood, Grand Valley, and Dimension Moldings, Inc. (DMI).  The original cost of these noncompete agreements was $2.4 million, and the related accumulated amortization as of March 31, 2009 is $2.3 million.  Noncompete rights are being amortized over the applicable terms of the agreements (5 years, 7 years, and 5 years, respectively).  The noncompete agreement with the former owner of Brentwood was fully amortized in July 2007.  The noncompete agreement with the former owners of Grand Valley and DMI are expected to be fully amortized by April 2011 and July 2010, respectively.  Amortization was $9,000 for the three-month periods ended March 31, 2009 and 2008.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

2009	$34
2010	26
2011	5

New Accounting Pronouncements— In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.

 In February 2007, FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (SFAS 159).  The Financial Accounting Standards Board has issued SFAS 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.

The Company adopted SFAS 157 and SFAS 159 on January 1, 2008.  The Company did not elect the fair value of accounting option for any eligible assets; therefore, the adoption of these standards had no impact on its financial statements.

The Company evaluated the remaining aspects of SFAS 157 for which the effective date was deferred under FSP No. 157-2.  Areas impacted by the deferral relate to non-financial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis.  This deferral applies to such items as long-lived asset groups measured at fair value for an impairment assessment.  The Company applied the effects of these remaining aspects of SFAS 157 to fair value measurements prospectively beginning January 1, 2009.  The adoption of SFAS 157 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (SFAS 141(R)).  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquirer and the goodwill acquired.  SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS No. 141(R) did not have a material impact on the Company’s consolidated results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 will require increased disclosure about: (i) an entity’s strategies and objectives for using derivative instruments, (ii) the location and amounts of derivative instruments in an entity’s financial statements, (iii) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and (iv) how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  Certain disclosures are required with respect to derivative features that are credit-risk related.  SFAS 161 is effective for the Company beginning January 1, 2009 on a prospective basis.  The adoption of SFAS 161 did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

In conjunction with the Transaction, the Parent entered into note purchase agreements with OCM Mezzanine Fund II, L.P. and Olympus Growth Fund IV, L.P (the “Note Purchase Agreements”).  The Note Purchase Agreement with OCM Mezzanine Fund II, L.P. consisted of $43.0 million senior payment-in-kind notes with no required principal amortization.  The Note Purchase Agreement with Olympus Growth Fund IV, L.P. consisted of $43.0 million junior payment-in-kind notes with no required principal amortization.  These notes (the “Parent Notes”) are scheduled to mature in April 2012.  During the term of the Parent Notes, Parent is able at its option to pay interest on the Parent Notes through the issuance of additional notes.  The Company is not liable for, and has not otherwise guaranteed, any of the obligations of Parent with respect to the Parent Notes.  The Parent and its Subsidiaries (including the Company) are, however, subject to a number of restrictive covenants under the Note Purchase Agreements.  The Parent and its Subsidiaries (including the Company) were in compliance with all covenants as of March 31, 2009.  In addition, the Company is limited in its ability to pay dividends or otherwise make distributions to Parent under the Senior Credit Facility and the indenture governing the 10% Senior Notes due 2012 (the “Senior Notes”).  The Parent Notes are not reflected in the Company’s consolidated balance sheet as the Company did not push down the new accounting basis because of the significance of the public debt holders’ influence on the Company’s ability to control the form of ownership.

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

In conjunction with the Transaction, the previous stockholders of the Company will receive the benefit of certain negotiated transaction related tax deductions whenever such deductions are realized.  Due to this agreement, there was $6.2 million paid during the twelve-month period ended December 31, 2008.  As of March 31, 2009, $9,000 is included in Other Current Liabilities and $1.9 million is included in Other Long-Term Liabilities under this agreement.

4. FINANCING ARRANGEMENTS

Senior Notes  The Company has outstanding its 10% Senior Notes due in 2012.  During the three months ended March 31, 2008, the Company purchased and canceled approximately $11.5 million in principal amount of the Senior Notes for payment of $9.8 million resulting in a gain on extinguishment of debt of approximately $1.7 million.  The Company used available cash and borrowings under its Revolving Facility for payment thereof.

Each of the Company’s subsidiaries, which are all 100% owned subsidiaries of the Company, have fully and unconditionally guaranteed the Senior Notes on a joint and several basis.  The Company has no assets or operations independent of its subsidiaries.  As a result, the Company has not presented separate financial statements of the subsidiary guarantors

Credit Facility  In conjunction with the Transaction, the Company entered into the Senior Credit Facility, with Credit Suisse, Cayman Islands Branch, which provided for (i) the First Lien Term Facility in an aggregate principal amount of $150.0 million and (ii) the Revolving Facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, of which $10.0 million is available through a sub facility in the form of letters of credit.  Subject to certain conditions, the First Lien Term Facility may be increased by up to $30.0 million during the life of the First Lien Term Facility at the request of the Company with the consent from those lenders that agree to participate in such increase.  Subject to the foregoing, effective as of March 30, 2009, no additional borrowings are available under the First Lien Term Facility.  As of March 31, 2009, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  As of March 31, 2009, the Company had nothing outstanding under the Revolving Facility.  As of March 31, 2009, the outstanding principal of such indebtedness bears interest at a fluctuating rate equal to either the base rate plus 2.75% per annum or LIBOR plus 3.75% per annum (effective rate of 4.2% and 6.5% at March 31, 2009 and March 31, 2008, respectively).  On March 30, 2009, the Company entered into an amendment to its Senior Credit Facility, which among other things: (i) increased the applicable interest rate margin for borrowings thereunder; (ii) eliminated the requirement that the Company maintain corporate debt ratings; (iii) extended the date by which the Company must amend the indenture governing the Senior Notes to eliminate certain of the restrictive covenants contained therein (including covenants related to the incurrence of indebtedness and liens) or redeemed the Senior Notes to March 31, 2010; (iv) extended the Company’s ability to continue to pay cash dividends to enable Parent to make cash interest payments on the Parent Notes to March 31, 2010; (v) increased the maximum total leverage ratio the Company may have at the end of each quarterly period from December 31, 2008 through December 31, 2009, (vi) required payment of the remaining balance due under the First Lien Term Facility of approximately $3.6 million and (vii) decreased the minimum interest coverage ratio the Company is required to maintain at the end of each quarterly period from December 31, 2008  through December 31, 2009.  The amendment also waived for the four fiscal quarters ended December 31, 2008, any default or event of default that may have arisen from the Company’s failure to maintain the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio set forth in the Senior Credit Facility prior to the effective date of the amendment.  The Company must comply with certain financial covenants under its Senior Credit Facility, including maintenance of an interest coverage ratio and a total leverage ratio.  The Company was in compliance with such covenants as of March 31, 2009.  The Senior Credit Facility is collateralized by substantially all assets of the Company including real and personal property, inventory, accounts receivable, intellectual property and other intangibles and is scheduled to mature January 2013.

Restrictions on Indebtedness  Our Senior Credit Facility and the indenture for the Senior Notes impose certain restrictions on the Company’s ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities.  The subsidiary guarantors are generally not restricted in their ability to dividend or otherwise distribute funds to the Company except for restrictions imposed under applicable state corporate law.  The Company is limited in its ability to pay dividends or otherwise make other distributions to Parent under the Senior Credit Facility and the indenture governing the Senior Notes.  Specifically, the Senior Credit Facility, as amended,  prohibits the Company from making any distributions to Parent except for limited purposes, including, but not limited to: (i) prior to March 31, 2010, the Company may pay cash dividends and distributions to Parent to enable Parent to make cash interest payments on the acquisition loan, provided that (x) after giving pro forma effect to such dividend or distribution, the consolidated first lien leverage ratio does not exceed 1.0 to 1.0, and (y) the amount of such dividends and distributions shall not exceed $3,225,000 in any calendar quarter, (ii) customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead of Parent incurred in the ordinary course of business to the extent attributable to the business of the Company and its subsidiaries and in the aggregate not to exceed $500,000 in any fiscal year, and (iii) the Company may pay management fees of Parent not to exceed $750,000 in any fiscal year so long as no default has occurred.  The indenture provides that the Company can generally pay dividends and make other distributions to Parent in an amount not to exceed (i) 50% of the Company’s consolidated net income for the period beginning April 1, 2004 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the net cash proceeds received by the Company from the issuance and sale of capital stock, plus (iii) the net return of certain investments, provided that certain conditions are satisfied, including that the Company has a consolidated interest coverage ratio of greater than 2.0 to 1.0.  For the three month period ended March 31, 2009, the Company’s consolidated interest coverage ratio was less than 2.0 to 1.0.

5. RELATED-PARTY TRANSACTIONS

The Company has noncompete agreements with the former owners of Grand Valley and Dimension Moldings, Inc.

The Parent has a management services agreement with Olympus Advisory Partners, an affiliate of the Parent’s largest stockholder.  Parent is obligated to pay a transaction fee to the affiliate for services provided to Parent and its subsidiaries, including the Company, for each financing, refinancing, acquisition, or similar nonrecurring transaction.  The Parent paid approximately $3.0 million to this affiliate for services related to the Transaction, of which, $0.7 million was recorded as deferred financing fees on the Company’s consolidated financial statements, while the remaining $2.3 million was recorded on the Parent’s financial statements.  In addition, the affiliate will be paid a $150,000 quarterly advisory fee by Parent for ongoing services provided to Parent and its subsidiaries, including the Company.  In 2008, the affiliate lowered the quarterly fee payable by Parent for the third and fourth quarters to $135,000.  The Company paid a total of $150,000 and nothing on account of Parent for the three month period ended March 31, 2008 and March 31, 2009, respectively.  In connection with the amendments to the Note Purchase Agreements related to the Parent Notes, the $150,000 quarterly fee has been deferred by the affiliate for 2009 and will be payable in 2010 or thereafter.  Although neither the Company nor any of its subsidiaries is party to this Agreement, the Company has recorded this expense in its statement of operations because most of the services relate to its operations.

The Company and its Parent file a consolidated federal income tax return, and federal income taxes are allocated to the Company based upon the respective taxable earnings or loss.  The Company records income tax liabilities as an amount due to Parent.   As of March 31, 2009 and December 31, 2008, the Company included a total of $4.7 million and $4.8 million, respectively as an amount due to Parent for these income tax liabilities.

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

The Company’s sales by product category are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Hardwood products	$26,112	$46,493
Engineered wood products	6,693	9,526
Total	$32,805	$56,019

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

•                  manufacturing and other cost-saving initiatives; and

•                  our liquidity and capital resources.

In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations, performance and other developments.  Such forward-looking statements are necessarily estimates reflecting our judgment based upon current information and involve a number of risks and uncertainties.  There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements.  Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements.  Those factors include, among other things:

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

•                  the highly competitive nature of our industry; and

•                  increases in the cost of labor.

Overview

We are one of the leading manufacturers of hardwood cabinet doors, hardwood components and engineered wood products in the United States.  Our products include (1) hardwood cabinet door components, face frames and drawer fronts, (2) fully assembled hardwood cabinet doors, (3) rigid thermofoil, or RTF, cabinet doors and components, (4) veneer raised panels, or VRPs, and (5) a variety of laminated and profile-wrapped components.  We generate approximately 93% of our sales from the kitchen and bath cabinet manufacturing industry.  Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders.  We conduct all of our operations through our Woodcraft, PrimeWood and Brentwood subsidiaries and we operate eleven manufacturing facilities located in Minnesota, North Dakota, Oregon, Ohio, Kansas, Pennsylvania, North Carolina, and Kentucky that allow us to distribute our products nationwide.

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

Results of Operations

As discussed below, we continued to experience a slowdown in net sales for the three months ended March 31, 2009 that began in the second half of 2006.  This kitchen and bath industry-wide slowdown had a negative impact on our gross profit and operating income margin percentages due to fixed costs becoming a higher percentage of sales.   In addition, we have continued to experience decreases in hardwood material prices, which generally are passed on to our customers through lower selling prices in accordance with indexing agreements that reset approximately every 3 to 6 months.  The prices we pay for hardwood materials continued to decline throughout the three months ended March 31, 2009.

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

The following table includes, for the three months ended March 31, 2009 and 2008, selected operating data derived from our condensed consolidated statements of earnings and presents this information as a percentage of net sales:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(dollars in thousands)
Net sales	$32,805	$56,019
% of net sales	100.0%	100.0%
Cost of sales	28,338	48,192
% of net sales	86.4%	86.0%

Gross profit	4,467	7,827
% of net sales	13.6%	14.0%
Operating expenses	3,045	3,599
% of net sales	9.3%	6.4%

Operating income	1,423	4,228
% of net sales	4.3%	7.5%
Other expenses (income):
Interest expense	3,026	3,308
% of net sales	9.2%	5.9%
Other income, net	(5)	(1,821)
% of net sales	-0.0%	-3.3%
Income tax (benefit) provision	(593)	1,058
% of net sales	-1.8%	1.9%

Net (loss) earnings	(1,005)	1,683
% of net sales	-3.1%	3.0%

Net sales.  Net sales decreased $23.2 million, or 41.4%, from $56.0 million for the three months ended March 31, 2008 to $32.8 million for the three months ended March 31, 2009.  Sales in our hardwood and engineered wood product line decreased $20.4 million and $2.8 million, respectively.  These decreases are mainly attributable to an overall slowdown in the market that began in the second half of 2006, and to a lesser extent, an approximately 4% decline in our overall selling prices, mainly due to lower hardwood material costs.  We have indexing agreements with a majority of our customers, whereby selling prices to customers are increased or decreased as our material costs increase or decrease.

Cost of sales.  Cost of sales decreased $19.9 million, or 41.3%, from $48.2 million for the three months ended March 31, 2008 to $28.3 million for the three months ended March 31, 2009.  This decrease in cost of sales is primarily attributable to lower material, labor and overhead costs as a result of lower volume of sales.

Gross profit.  Gross profit decreased $3.3 million, or 42.3%, from $7.8 million for the three months ended March 31, 2008 to $4.5 million for the same period in 2009.  As a percentage of net sales, our gross profit decreased 40 basis points from 14.0% for the three months ended March 31, 2008 to 13.6% for the same period in 2009.  This decrease is related to spreading fixed costs over lower sales volume and lower selling prices in 2009 mainly due to material cost decreases that have occurred over the past year.  This decrease was partially offset by lower hardwood material costs in 2009 versus 2008 and favorable LIFO cost of material adjustment in 2009 versus 2008.

Operating expenses.  Operating expenses decreased $0.6 million, or 16.7%, from $3.6 million for the three months ended March 31, 2008 to $3.0 million for the same period in 2009.  The decrease primarily consists of (i) $0.1 million of lower incentive compensation expense, (ii) $0.3 million of lower salaries, including benefits, due to eliminated positions throughout 2008, and (iii) $0.1 million of lower professional fees in 2009.

Operating income.  Operating income decreased by $2.8 million, or 66.7%, from $4.2 million for the three months ended March 31, 2008 to $1.4 million for the three months ended March 31, 2009 as a result of the net effect of the factors described above.

Interest expense.  Interest expense decreased $0.3 million, or 9.1%, from $3.3 million for the three months ended March 31, 2008 to $3.0 million for the three months ended March 31, 2009.  This decrease mainly relates to lower interest expense in 2009 due to lower debt balances for the Senior Notes, mainly due to the $11.5 million principal reduction during the three months ended March 31, 2008, and the First Lien Term Facility.

Other income.  Other income was $1.8 million and $5,000 for the three months ended March 31, 2008 and March 31, 2009, respectively.  This income mainly represents interest received from our interest bearing accounts and 2008 also includes a $1.7 million gain on the extinguishment of debt.

Income tax (benefit) provision.  Income tax provision decreased $1.7 million, from an income tax expense of $1.1 million for the three months ended March 31, 2008 to an income tax benefit $0.6 million for the three months ended March 31, 2009 due to decreased earnings in 2009.  The effective tax rate decreased from 38.6% in 2008 to 37.1% in 2009 due to permanent differences.

Net (loss) earnings.  Net earnings decreased $2.7 million, or 158.8%, from a net income of $1.7 million for the three months ended March 31, 2008 to a net loss of $1.0 million for the three months ended March 31, 2009 as a result of the factors described above.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures and debt service.  We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our prior and existing senior secured credit facilities.

In conjunction with the Transaction on January 9, 2007, the Company entered into the senior credit facility (as amended from time to time, the “Senior Credit Facility”), which provided for (i) a senior secured first lien term loan facility in the initial aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) which provides for a senior secured first lien revolving credit facility (the “Revolving Facility”) in the aggregate principal amount of $12.5 million.  As of March 30, 2009, no additional borrowings are available under the First Lien Term Facility. In addition, as of March 31, 2009, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million, of which no borrowings were outstanding as of this date.  As of March 31, 2009, the outstanding principal of indebtedness under our Senior Credit Facility bears interest at a fluctuating rate equal to either the base rate plus 2.75% per annum or LIBOR plus 3.75% per annum (effective rate of 4.2% at March 31, 2009).  The Company must comply with certain financial covenants under the Senior Credit Facility, including maintenance of an interest coverage ratio and a total leverage ratio.  The Company was in compliance with such covenants as of March 31, 2009.

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

As of March 31, 2009, the weighted average interest rate for the Company’s outstanding debt was 10.1%.

Our Senior Credit Facility and the indenture for the Senior Notes impose certain restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.  The subsidiary guarantors are generally not restricted in their ability to dividend or otherwise distribute funds to the Company except for restrictions imposed under applicable state corporate law.  The Company is limited in its ability to pay dividends or otherwise make other distributions to Parent under the Senior Credit Facility and the indenture governing the Senior Notes.  Specifically, as amended, the Senior Credit Facility prohibits the Company from making any distributions to Parent except for limited purposes, including, but not limited to: (i) prior to March 31, 2010, the Company may pay cash dividends and distributions to Parent to enable Parent to make cash interest payments on the Parent Notes, provided that (x) after giving pro forma effect to such dividend or distribution, the consolidated first lien leverage ratio does not exceed 1.0 to 1.0, and (y) the amount of such dividends and distributions shall not exceed $3,225,000 in any calendar quarter, (ii) customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead of Parent incurred in the ordinary course of business to the extent attributable to the business of the Company and its subsidiaries and in the aggregate not to exceed $500,000 in any fiscal year, and (iii) the Company may pay management fees of Parent not to exceed $750,000 in any fiscal year so long as no default has occurred.  The indenture provides that the Company can generally pay dividends and make other distributions to Parent in an amount not to exceed (i) 50% of the Company’s consolidated net income for the period beginning April 1, 2004 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the net cash proceeds received by the Company from the issuance and sale of capital stock, plus (iii) the net return of certain investments, provided that certain conditions are satisfied, including that the Company has a consolidated interest coverage ratio of greater than 2.0 to 1.0.  For the period ended March 31, 2009, the Company’s consolidated interest coverage ratio was less than 2.0 to 1.0.

On March 30, 2009, Parent amended and obtained a waiver to the Note Purchase Agreements related to the Parent Notes to waive the total leverage ratio that Parent and its Subsidiaries (including the Company) were required to maintain as of December 31, 2008 and to adjust the total leverage ratio that Parent and its Subsidiaries (including the Company) are required to maintain as of the end of each quarterly period through December 31, 2009 to reflect current economic conditions.

As of March 31, 2009 and December 31, 2008, we had no capital lease obligations.

Each of the Company’s subsidiaries, which are all 100% owned subsidiaries of the Company, have fully and unconditionally guaranteed the Senior Notes on a joint and several basis.  The Company has no assets or operations independent of its subsidiaries.  As a result, the Company has not presented separate financial statements of the subsidiary guarantors.

As of March 31, 2009, we had $3.2 million of cash available for any corporate purposes, compared to $14.7 million as of December 31, 2008.

Cash flow from operating activities.  Cash used in operating activities was $7.6 million for the three months ended March 31, 2009, and $8.7 million for the three months ended March 31, 2008.  The decrease in cash used in operating activities is mainly attributable to a payment of $6.2 million in 2008 for income tax refunds that were due to previous stockholders of the Company in accordance with the Transaction agreement.  This was partially offset with an increase in cash used in operating activities in 2009 versus 2008 due to an increase in accounts receivable of approximately $1.0 million and inventories of approximately $3.4 million.  Days of receivables outstanding increased by one day as of March 31, 2009 versus December 31, 2008 mainly due to a majority of customers that were closed the last two weeks of December 2008.

Cash flow from investing activities.  Net cash used in investing activities was $0.2 million for the three months ended March 31, 2009 and $1.2 million for the three months ended March 31, 2008.  Capital expenditures in the three months ended March 31, 2009 were $0.2 million compared to $1.2 million for the three months ended March 31, 2008.  The decrease in capital expenditures in 2009 is primarily due to lower capital expenditures needed for capacity requirements.

Cash flow from financing activities.  Net cash used in financing activities for the three months ended March 31, 2009 totaled $3.7 million primarily due to principal payments on the Senior Credit Facility.  Net cash used in financing activities for the three months ended March 31, 2008 totaled $7.9 million primarily due to (i) the purchase and cancellation of approximately $11.5 million in principal amount of the Senior Notes at a net of discount cost of $9.8 million, (ii) capital lease payments of $0.1 million, (iii) principal payments on the Senior Credit Facility of $0.2 million, and (iv) a distribution on behalf of the Parent for principal and interest on a portion of the Parent Notes of $4.5 million.  Net cash used in financing activities for the three months ended March 31, 2008 was offset partially due to a borrowing on the Revolving Facility of $6.6 million.

For the three month periods ended March 31, 2009 and March 31, 2008, our two largest customers accounted for approximately 55% and 51% of our net sales, respectively.  As of March 31, 2009 and December 31, 2008, our two largest customers accounted for approximately 59% and 47%, respectively, of our consolidated accounts receivables balance.  The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could have a material adverse effect on our results of operations and future cash flows.

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

We derive a significant portion of our revenue as a result of demand for our products created by the building of new homes, and repair and remodeling of existing homes.  During the second half of 2006, the home building, and repair and remodeling industry experienced a slowdown as a result of general economic conditions.  This slowdown has worsened into 2009, and has had a negative impact on our results of operations for the three months ended March 31, 2009.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on our business, financial condition or results of operations which may include impairment charges of goodwill and other long-term assets.

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

Inflation

Our cost of sales is subject to inflationary pressures on labor costs, prices of the raw materials we use and various overhead costs.  We generally have been able over time to offset the effects of inflation and price fluctuations through a combination of sales price increases and operational efficiencies.  We currently believe that raw material cost pressure has moderated.  We continue to attempt to pass along these costs, but such efforts typically lag behind material cost changes and we can not guarantee a full offset.

Seasonality

Our sales historically have been moderately seasonal, reflecting the temporary slow down in consumer purchasing activity during the winter holiday season and the summer months.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2008, we identified the critical accounting policies, which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.  The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors.  The estimates and assumptions are evaluated on an ongoing basis and actual results have been within the Company’s expectations.  We have not changed these policies from those previously disclosed in our annual report.

The Company performed its SFAS 142 analysis as of December 31, 2008.  To establish fair market value, items considered were:  (1) comparable public company trading multiples, (2) other comparable transaction multiples and (3) the Woodcraft transaction multiple resulting from a competitive auction process.  Based on the fair market value methodology and the assumptions above, as compared to the Company’s December 31, 2008 net worth and interest-bearing indebtedness, it was concluded that no goodwill impairment existed and that the fair value of its assets exceeded the carrying value by approximately 10 to 15%.  The Company determined there were no events that would require a SFAS 142 analysis to be completed as of March 31, 2009.

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

Interest rate risk.  We are exposed to market risk relating to changes in interest rates in respect to our Revolving Facility.  As of March 31, 2009, we had nothing outstanding under the Revolving Facility, which bears interest at variable rates.  We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

Item 4T. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2009.  For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financials officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide us with a reasonably level of assurance of achieving their objectives as outlined above.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer

have concluded that they believe that, as of March 31, 2009, our disclosure controls and procedures were effective at a reasonable level of assurance.

(b)           Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

No pending material legal proceedings.

Item 1A. Risk Factors

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2008, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”).  The Risk Factors are hereby incorporated in Part II, Item IA of this Form 10-Q.  Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s securities.  We are updating the risk factor under the heading, “Downturns in the new home construction industry, repair and remodeling activity or the economy could negatively affect our business” to read as follows:

Downturns in the new home construction industry, repair and remodeling activity or the economy could negatively affect our business.

Sales to the kitchen and bath cabinet market accounts for approximately 90-95% of our total sales.  Sales in this market are driven by new home construction and home repair and remodeling activity.  New home construction and repair and remodeling activity continues to be affected by changes in economic and other conditions, such as gross domestic product levels, employment levels, demographic trends, availability of financing, interest rates and consumer confidence.  These factors can negatively affect the demand for our products.  Any deterioration in these factors could have a material adverse effect on our business, financial condition and results of operations.

The Company derives a significant portion of its revenue as a result of the demand for its products created by the building of new homes, and repair and remodeling of existing homes.  During the second half of 2006, the home building, repair and remodeling industry experienced a slowdown as a result of general economic conditions.  This slowdown has continued into 2009, and has had a negative impact on our results of operations for the three months ended March 31, 2009.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

WII COMPONENTS, INC.

Dated: May 11, 2009	By:
/s/ John Fitzpatrick
John Fitzpatrick
President and Chief Executive Officer
(Principal Executive Officer)
Dated: May 11, 2009
/s/ Dale B. Herbst
Dale B. Herbst
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)