Form 10-Q
period 2009-06-30
WII Components, Inc.
filed 2009-08-13
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 5, 2009, 100 shares of common stock, $.01 par value per share, were outstanding (all of which are owned by WII Holding, Inc.).

WII COMPONENTS, INC.

FORM 10-Q

Quarter Ended June 30, 2009

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash	$11,545	$14,721
Accounts receivable, net	10,549	6,603
Inventories	14,451	13,442
Other current assets	2,580	2,168
Total current assets	39,125	36,934

Property, plant, and equipment, net	53,615	56,537
Goodwill	112,748	112,748
Customer relationship	9,094	9,924
Noncompete agreements	48	65
Other assets	4,185	4,798
TOTAL	$218,815	$221,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$3,597
Accounts payable	3,868	1,187
Accrued payroll	3,799	2,935
Due to Parent	4,712	4,768
Other current liabilities	8,818	8,943
Total current liabilities	21,197	21,430

Long-term debt, net of current maturities	108,350	108,350
Deferred income tax liability	4,484	5,217
Other long-term liabilities	1,947	1,947

Stockholders’ Equity:
Common stock	—	—
Additional paid-in capital	71,317	71,292
Retained earnings	11,520	12,770
Total stockholders’ equity	82,837	84,062
TOTAL	$218,815	$221,006

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
NET SALES	$34,346	$56,104
COST OF SALES	28,469	46,713
Gross profit	5,877	9,391

OPERATING EXPENSES:
General and administrative	2,331	2,484
Selling and marketing	782	842
Total operating expenses	3,113	3,326

OPERATING INCOME	2,764	6,065

OTHER INCOME (EXPENSE):
Interest income	—	8
Interest expense	(3,151)	(3,289)
Other income/expense	2	2
Total other income (expense)	(3,149)	(3,279)

(LOSS)/INCOME BEFORE (BENEFIT)/PROVISION FOR INCOME TAXES	(385)	2,786
INCOME TAX (BENEFIT)/PROVISION	(140)	1,153
NET (LOSS) EARNINGS	$(245)	$1,633

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
NET SALES	$67,151	$112,123
COST OF SALES	56,806	94,906
Gross profit	10,345	17,217

OPERATING EXPENSES:
General and administrative	4,631	5,243
Selling and marketing	1,516	1,682
Loss (Gain) on sale of assets	11	(1)
Total operating expenses	6,158	6,924

OPERATING INCOME	4,187	10,293

OTHER INCOME (EXPENSE):
Interest income	4	101
Interest expense	(6,177)	(6,597)
Gain on extinguishment of debt	—	1,725
Other income/expense	3	5
Total other income (expense)	(6,170)	(4,766)

(LOSS)/INCOME BEFORE (BENEFIT)/PROVISION FOR INCOME TAXES	(1,983)	5,527
INCOME TAX (BENEFIT)/PROVISION	(733)	2,211
NET (LOSS) EARNINGS	$(1,250)	$3,316

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
OPERATING ACTIVITIES:
Net (loss) earnings	$(1,250)	$3,316

Adjustments to reconcile net (loss) earnings to net cash provided (used) in operating activities:
Depreciation and amortization	4,269	4,451
(Gain) Loss on sale of assets	11	(1)
Amortization of debt issuance costs	750	760
Gain on extinguishment of debt	—	(1,725)
Deferred income taxes	(733)	—
Stock compensation expense	25	25

Change in operating assets and liabilities:
Accounts receivable	(3,946)	(1,092)
Inventories	(1,009)	434
Other current assets	(412)	(562)
Accounts payable	2,681	355
Accrued payroll and other current liabilities	738	(7,545)
Net cash provided (used) in operating activities	1,124	(1,584)

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(522)	(2,638)
Proceeds from sale of property, plant and equipment	10	4
Net cash used in investing activities	(512)	(2,634)

FINANCING ACTIVITIES:
Principal payments under long-term financing agreements	(3,597)	(16,901)
Debt issuance costs	(136)	(29)
Distribution to Parent	—	(4,478)
Borrowings of long-term debt	—	6,600
Due to Parent	(55)	2,007
Net cash used in financing activities	(3,788)	(12,801)

NET DECREASE IN CASH	(3,176)	(17,019)
CASH—Beginning of period	14,721	19,574

CASH—End of period	$11,545	$2,555

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,518	$6,375

Cash paid for income taxes—net	$112	$363

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  BASIS OF PRESENTATION

Company Background— On January 9, 2007, WII Components, Inc. (the “Company”) was acquired by WII Holding, Inc. (“Parent”), a newly formed investment entity controlled by two investment funds managed by Olympus Partners.  For ease of reference, these funds are sometimes collectively referred to herein as the “Olympus Funds.”  The acquisition was consummated through a merger of WII Merger Corporation (“MergerCo”), a wholly owned subsidiary of Parent, with and into the Company with the Company being the surviving corporation in the transaction (the “Transaction”).  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the Transaction was approximately $293.1 million, less indebtedness and certain expenses.  The aggregate purchase price and related fees and expenses were funded by borrowings under new credit facilities by the Company and private offerings of debt and equity securities by Parent.  The Transaction has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.  The Company did not push down the new accounting basis because of the significance of the publicly traded debt outstanding, which hinders Parent’s ability to control the form of ownership of the Company.

The Company prepared the accompanying unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, certain notes or other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted.  Therefore, the Company suggests that these financial statements be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2008 included in its Form 10-K as filed with the Securities and Exchange Commission on March 31, 2009.  The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited consolidated financial statements at that date, but does not include all the information and notes required by accounting principles generally accepted in the United States of America for complete presentation.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition—Sales are recognized when revenue is realized or realizable and has been earned.  The Company’s policy is to recognize revenue and the related cost of sales when risk and title passes to the customer.  This is generally on the date of shipment, however, certain sales are shipped FOB destination and revenue is recognized when received by the customer.  Freight billed to customers is included in sales and shipping costs are included in cost of sales.  The Company records an estimate for anticipated sales returns and customer discounts at the time revenue is recognized based on historical experience and current trends.  These estimates have been consistent with the Company’s actual experiences.  Provisions for estimated sales returns and customer discounts are recorded as a reduction of net sales.  For each of the three month and six month periods ended June 30, 2009 and June 30, 2008, the provision for estimated sales returns and customer discounts as a percentage of net sales were approximately 3%.

Concentration of Credit Risk—The Company receives a significant portion of its revenue from two customers.  For the six months ended June 30, 2009 and 2008, the Company’s two largest customers accounted for approximately 57% and 49%, respectively, of its net sales.  As of June 30, 2009 and December 31, 2008, these two largest customers accounted for approximately 59% and 47%, respectively, of the Company’s consolidated accounts receivables balance.  The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could have a material adverse effect on our results of operations and future cash flows.

Inventories—Inventories consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$7,459	$6,977
Work in process	2,746	2,761
Finished goods	2,526	2,496
LIFO adjustment	1,720	1,208
	$14,451	$13,442

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market.  The remainder of the inventory is valued at the lower of first-in, first-out method (“FIFO”) cost or market.  For each of the periods ended as of June 30, 2009 and December 31, 2008, inventory on the LIFO method represented 61% of consolidated inventories.

Goodwill—The Company evaluates goodwill for impairment at least annually or when events or changes in circumstances indicate impairment.  The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year.  Since December 31, 2008, the Company concluded there were no events or changes in circumstances requiring an interim goodwill impairment analysis to be completed as of June 30, 2009.  Fair value is measured using a market multiple valuation method.  The carrying amount of goodwill was $112.7 million at June 30, 2009 and December 31, 2008.

Customer Relationship—Customer relationships relate to intangible assets recorded through previous acquisitions for relationships with significant customers.  The original cost of these customer relationships was $16.6 million, and the related accumulated amortization as of June 30, 2009 is $7.5 million.  The intangible assets are being amortized over the estimated life of 10 years.  Amortization was $0.8 million for the six-month periods ended June 30, 2009 and 2008.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

2009	$1,658
2010	1,657
2011	1,658
2012	1,657
2013	1,658
Thereafter	1,636

Noncompete Agreement—Noncompete agreements primarily relate to agreements with the former owners of Brentwood, Grand Valley, and Dimension Moldings, Inc. (DMI).  The original cost of these noncompete agreements was $2.4 million, and the related accumulated amortization as of June 30, 2009 is $2.3 million.  Noncompete rights are being amortized over the applicable terms of the agreements (5 years, 7 years, and 5 years, respectively).  The noncompete agreement with the former owner of Brentwood was fully amortized in July 2007.  The noncompete agreement with the former owners of Grand Valley and DMI are expected to be fully amortized by April 2011 and July 2010, respectively.  Amortization was $17,000 for the six-month periods ended June 30, 2009 and 2008.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

2009	$34
2010	26
2011	5

New Accounting Pronouncements— In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”).  FSP FAS 107-1 requires interim reporting period disclosure about the fair value of financial instruments, effective for interim reporting periods ending after June 15, 2009.  The Company has adopted the disclosure requirements of FSP 107-1.  Due to their nature, the carrying value of cash, receivables, payables and debt obligations approximates fair value on the Company’s financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events.  Statement No. 165 incorporates guidance into accounting literature that was previously addressed only in auditing standards.  The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”.  Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as ‘non-recognized subsequent events”.  It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.  Statement No. 165 is effective for interim and annual periods ending after June 15, 2009.  The Company has adopted this new standard in the second quarter of 2009.  The Company has evaluated subsequent events through August 13, 2009, which is the date the financial statements were available to be issued.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  Statement No. 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Statement No. 168 is effective for interim and annual periods ending after September 15, 2009.  The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the fiscal period ending September 30, 2009.  The Company does not anticipate this will have a material impact on the consolidated results of the Company.

3. RECAPITALIZATION

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

In conjunction with the Transaction, the Company entered into a senior credit facility (the “Senior Credit Facility”), with Credit Suisse, Cayman Islands Branch, which provided for (i) a senior secured first lien term loan facility in an aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount up to $25.0 million, subject to certain conditions (the “Revolving Facility” and, together with the First Lien Term Facility, the “First Lien Facilities”), of which $10.0 million is available through a sub facility in the form of letters of credit.  Please see Note 4 below regarding recent amendments to the Company’s Senior Credit Facility.

In conjunction with the Transaction, Parent entered into note purchase agreements with OCM Mezzanine Fund II, L.P. and Olympus Growth Fund IV, L.P (the “Note Purchase Agreements”).  The Note Purchase Agreement with OCM Mezzanine Fund II, L.P. consisted of $43.0 million senior payment-in-kind notes with no required principal amortization.  The Note Purchase Agreement with Olympus Growth Fund IV, L.P. consisted of $43.0 million junior payment-in-kind notes with no required principal amortization.  These notes (the “Parent Notes”) are scheduled to mature in April 2012.  During the term of the Parent Notes, Parent is able at its option to pay interest on the Parent Notes through the issuance of additional notes.  The Company is not liable for, and has not otherwise guaranteed, any of the obligations of Parent with respect to the Parent Notes.  Parent and its Subsidiaries (including the Company) are, however, subject to a number of restrictive covenants under the Note Purchase Agreements.  Parent and its

Subsidiaries (including the Company) were in compliance with all covenants as of June 30, 2009.  In addition, the Company is limited in its ability to pay dividends or otherwise make distributions to Parent under the Senior Credit Facility and the indenture governing the 10% Senior Notes due 2012 (the “Senior Notes”).  The Parent Notes are not reflected in the Company’s consolidated balance sheet as the Company did not push down the new accounting basis because of the significance of the public debt holders’ influence on the Company’s ability to control the form of ownership.

Effective as of June 13, 2007, Parent issued an additional $20.0 million of Parent Notes to Olympus Growth Fund IV, L.P., and repurchased $20.0 million of Parent Notes from OCM Mezzanine Fund II, L.P.  During the twelve month period ended December 31, 2008, the Company distributed $4.5 million to Parent for payment on the Parent Notes.  This distribution to Parent was recorded as a reduction in retained earnings.

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

In conjunction with the Transaction, the previous stockholders of the Company will receive the benefit of certain negotiated transaction related tax deductions whenever such deductions are realized.  Due to this agreement, there was $6.2 million paid during the twelve-month period ended December 31, 2008.  As of June 30, 2009, $9,000 is included in Other Current Liabilities and $1.9 million is included in Other Long-Term Liabilities under this agreement.

4. FINANCING ARRANGEMENTS

Senior Notes  The Company has outstanding 10% Senior Notes due in 2012.  During the three-months ended March 31, 2008, the Company purchased and canceled approximately $11.5 million in principal amount of the Senior Notes for payment of $9.8 million resulting in a gain on extinguishment of debt of approximately $1.7 million.  The Company used available cash and borrowings under its Revolving Facility for payment thereof.

Each of the Company’s subsidiaries, which are all 100% owned subsidiaries of the Company, have fully and unconditionally guaranteed the Senior Notes on a joint and several basis.  The Company has no assets or operations independent of its subsidiaries.  As a result, the Company has not presented separate financial statements of the subsidiary guarantors.

Credit Facility  In conjunction with the Transaction, the Company entered into the Senior Credit Facility, with Credit Suisse, Cayman Islands Branch, which provided for (i) the First Lien Term Facility in an aggregate principal amount of $150.0 million and (ii) the Revolving Facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, of which $10.0 million is available through a sub facility in the form of letters of credit.  Subject to certain conditions, the First Lien Term Facility may be increased by up to $30.0 million during the life of the First Lien Term Facility at the request of the Company with the consent from those lenders that agree to participate in such increase.  Subject to the foregoing, effective as of March 30, 2009, no additional borrowings are available under the First Lien Term Facility.  As of June 30, 2009, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  As of June 30, 2009, the Company had nothing outstanding under the Revolving Facility.  As of June 30, 2009, the outstanding principal of such indebtedness bears interest at a fluctuating rate equal to either the base rate plus 4.75% per annum or LIBOR plus 5.75% per annum (effective rate of 6.06% and 6.55% at June 30, 2009 and June 30, 2008, respectively).  On March 30, 2009, the Company entered into an amendment to its Senior Credit Facility, which among other things: (i) increased the applicable interest rate margin for borrowings thereunder; (ii) eliminated the requirement that the Company maintain corporate debt ratings; (iii) extended the date by which the Company must amend the indenture governing the Senior Notes to eliminate certain of the restrictive covenants contained therein (including covenants related to the incurrence of indebtedness and liens) or redeemed the Senior Notes to March 31, 2010; (iv) extended the Company’s ability to continue to pay cash dividends to enable Parent to make cash interest payments on the Parent Notes to March 31, 2010; (v) increased the maximum total leverage ratio the Company may have at the end of each quarterly period from December 31, 2008 through December 31, 2009; (vi) required payment of the remaining balance due under the First Lien Term Facility of approximately $3.6 million, which was paid on March 30, 2009; and (vii) decreased the minimum interest coverage ratio the Company is required to maintain at the end of each quarterly period from December 31, 2008  through December 31, 2009.  The amendment also waived for the four fiscal quarters ended December 31, 2008, any default or event of default that may have arisen from the Company’s failure to maintain the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio set forth in the Senior Credit Facility prior to the effective date of the amendment.  The Company must comply with certain financial covenants under its Senior Credit Facility, including maintenance of an interest coverage ratio and a total leverage ratio.  The Company was in compliance with such covenants as of June 30, 2009.  The Senior Credit Facility is collateralized by substantially all assets of the Company including real and personal property, inventory, accounts receivable, intellectual property and other intangibles and is scheduled to mature January 2013.

Restrictions on Indebtedness  Our Senior Credit Facility and the indenture for the Senior Notes impose certain restrictions on the Company’s ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities.  The subsidiary guarantors are generally not restricted in their ability to dividend or otherwise distribute funds to the Company except for restrictions imposed under applicable state corporate law.  The Company is limited in its ability to pay dividends or otherwise make other distributions to Parent under the Senior Credit Facility and the indenture governing the Senior Notes.  Specifically, the Senior Credit Facility, as amended,  prohibits the Company from making any distributions to Parent except for limited purposes, including, but not limited to: (i) prior to March 31, 2010, the Company may pay cash dividends and distributions to Parent to enable Parent to make cash interest payments on the acquisition loan, provided that (x) after giving pro forma effect to such dividend or distribution, the consolidated first lien leverage ratio does not exceed 1.0 to 1.0, and (y) the amount of such dividends and distributions shall not exceed $3,225,000 in any calendar quarter, (ii) customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead of Parent incurred in the ordinary course of business to the extent attributable to the business of the Company and its subsidiaries and in the aggregate not to exceed $500,000 in any fiscal year, and (iii) the Company may pay management fees of Parent not to exceed $750,000 in any fiscal year so long as no default has occurred.  The indenture provides that the Company can generally pay dividends and make other distributions to Parent in an amount not to exceed (i) 50% of the Company’s consolidated net income for the period beginning April 1, 2004 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the net cash proceeds received by the Company from the issuance and sale of capital stock, plus (iii) the net return of certain investments, provided that certain conditions are satisfied, including that the Company has a consolidated interest coverage ratio of greater than 2.0 to 1.0.  For the period ended June 30, 2009, the Company’s consolidated interest coverage ratio was less than 2.0 to 1.0.

5. RELATED-PARTY TRANSACTIONS

The Company has noncompete agreements with the former owners of Grand Valley and Dimension Moldings, Inc.

Parent has a management services agreement with Olympus Advisory Partners, an affiliate of Parent’s largest stockholder.  Parent is obligated to pay a transaction fee to the affiliate for services provided to Parent and its subsidiaries, including the Company, for each financing, refinancing, acquisition, or similar nonrecurring transaction.   Parent paid approximately $3.0 million to this affiliate for services related to the Transaction, of which, $0.7 million was recorded as deferred financing fees on the Company’s consolidated financial statements, while the remaining $2.3 million was recorded on Parent’s financial statements.  In addition, the affiliate will be paid a $150,000 quarterly advisory fee by Parent for ongoing services provided to Parent and its subsidiaries, including the Company.  In 2008, the affiliate lowered the quarterly fee payable by Parent for the third and fourth quarters to $135,000.  The Company paid a total of $300,000 and nothing on account of Parent for the six-month periods ended June 30, 2008 and June 30, 2009, respectively.  In connection with the amendments to the Note Purchase Agreements related to the Parent Notes, the $150,000 quarterly fee has been deferred by the affiliate for 2009 and will be payable in 2010 or thereafter.  Although neither the Company nor any of its subsidiaries is party to this Agreement, the Company has recorded this expense in its statement of operations because most of the services relate to its operations.

The Company and Parent file a consolidated federal income tax return, and federal income taxes are allocated to the Company based upon the respective taxable earnings or loss.  The Company records income tax liabilities as an amount due to Parent.   As of June 30, 2009 and December 31, 2008, the Company included a total of $4.7 million and $4.8 million, respectively as an amount due to Parent for these income tax liabilities.

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

The Company’s sales by product category are as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Hardwood products	$52,926	$92,088	$26,814	$45,595
Engineered wood products	14,225	20,035	7,532	10,509
Total	$67,151	$112,123	$34,346	$56,104

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

Results of Operations

As discussed below, we continued to experience a slowdown in net sales for the six months ended June 30, 2009 that began in the second half of 2006.  This kitchen and bath industry-wide slowdown had a negative impact on our gross profit and operating income margin percentages due to fixed costs becoming a higher percentage of sales.   In addition, we have continued to experience decreases in hardwood material prices, which generally are passed on to our customers through lower selling prices in accordance with indexing agreements that reset approximately every 3 to 6 months.  The prices we pay for hardwood materials continued to decline for the first 3 to 4 months of the six months ended June 30, 2009, but the prices stabilized by the end of the six month period.  These declines in our material costs will result in lower selling prices in the second half of 2009 due to our indexing agreements with our customers.

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

The following table includes, for the three months ended June 30, 2009 and 2008, selected operating data derived from our condensed consolidated statements of earnings and presents this information as a percentage of net sales:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
	(dollars in thousands)
Net sales	$34,346	$56,104
% of net sales	100.0%	100.0%
Cost of sales	28,469	46,713
% of net sales	82.9%	83.3%

Gross profit	5,877	9,391
% of net sales	17.1%	16.7%
Operating expenses	3,113	3,326
% of net sales	9.1%	5.9%

Operating income	2,764	6,065
% of net sales	8.0%	10.8%
Other expenses (income):
Interest expense	3,151	3,289
% of net sales	9.2%	5.8%
Other income, net	(2)	(10)
% of net sales	-0.0%	-0.0%
Income tax (benefit) provision	(140)	1,153
% of net sales	-0.4%	2.1%

Net (loss) earnings	(245)	1,633
% of net sales	-0.7%	2.9%

Net sales.  Net sales decreased $21.8 million, or 38.9%, from $56.1 million for the three months ended June 30, 2008 to $34.3 million for the three months ended June 30, 2009.  Sales in our hardwood and engineered wood product line decreased $18.8 million and $3.0 million, respectively.  These decreases are mainly attributable to an overall slowdown in the market that began in the second half of 2006, and to a lesser extent, an approximately 4% decline in our overall selling prices, mainly due to lower hardwood material costs.  We have indexing agreements with a majority of our customers, whereby selling prices to customers are increased or decreased as our material costs increase or decrease.

Cost of sales.  Cost of sales decreased $18.2 million, or 39.0%, from $46.7 million for the three months ended June 30, 2008 to $28.5 million for the three months ended June 30, 2009.  This decrease in cost of sales is primarily attributable to lower material, labor and overhead costs as a result of lower volume of sales.

Gross profit.  Gross profit decreased $3.5 million, or 37.2%, from $9.4 million for the three months ended June 30, 2008 to $5.9 million for the same period in 2009.  As a percentage of net sales, our gross profit increased 40 basis points from 16.7% for the three months ended June 30, 2008 to 17.1% for the same period in 2009.  This increase is related to (i) lower hardwood material costs, and (ii) improved operating efficiencies.  This increase was partially offset with spreading fixed costs over lower sales volume.

Operating expenses.  Operating expenses decreased $0.2 million, or 6.1%, from $3.3 million for the three months ended June 30, 2008 to $3.1 million for the same period in 2009.  The decrease primarily consists of lower salaries, including benefits, due to eliminated positions throughout 2008 and 2009.

Operating income.  Operating income decreased by $3.3 million, or 54.1%, from $6.1 million for the three months ended June 30, 2008 to $2.8 million for the three months ended June 30, 2009 as a result of the net effect of the factors described above.

Interest expense.  Interest expense decreased $0.1 million, or 3.0%, from $3.3 million for the three months ended June 30, 2008 to $3.2 million for the three months ended June 30, 2009.  This decrease mainly relates to lower interest expense in 2009 due to the payment of the remaining balance of the First Lien Term Facility in March 2009.

Other income.  Other income was $10,000 and $2,000 for the three months ended June 30, 2008 and June 30, 2009, respectively.  This income mainly represents interest received from our interest bearing accounts.

Income tax (benefit) provision.  Income tax provision decreased $1.3 million, from an income tax expense of $1.2 million for the three months ended June 30, 2008 to an income tax benefit of $0.1 million for the three months ended June 30, 2009 due to decreased earnings in 2009.  The effective tax rate decreased from 41.4% in 2008 to 36.4% in 2009 due to permanent differences.

Net (loss) earnings.  Net earnings decreased $1.8 million, or 112.5%, from net income of $1.6 million for the three months ended June 30, 2008 to a net loss of $0.2 million for the three months ended June 30, 2009 as a result of the factors described above.

Results of Operations

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

The following table includes, for the six months ended June 30, 2009 and for the six months ended June 30, 2008, selected operating data derived from our condensed consolidated statements of operations and presents this information as a percentage of net sales:

	WII Components, Inc.
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(dollars in thousands)
Net sales	$67,151	$112,123
% of net sales	100.0%	100.0%
Cost of sales	56,806	94,906
% of net sales	84.6%	84.6%

Gross profit	10,345	17,217
% of net sales	15.4%	15.4%
Operating expenses	6,158	6,924
% of net sales	9.2%	6.2%

Operating income	4,187	10,293
% of net sales	6.2%	9.2%
Other expenses (income):
Interest expense	6,177	6,597
% of net sales	9.2%	5.9%
Other income, net	(7)	(1,831)
% of net sales	-0.0%	-1.7%
Income tax (benefit) provision	(733)	2,211
% of net sales	-1.1%	2.0%

Net earnings (loss)	(1,250)	3,316
% of net sales	-1.9%	3.0%

Net sales.  Net sales decreased $44.9 million, or 40.1%, from $112.1 million for the six months ended June 30, 2008 to $67.2 million for the six months ended June 30, 2009.  Sales in our hardwood and engineered wood product line decreased $39.2 million and $5.7 million, respectively.  These decreases are mainly attributable to an overall slowdown in the market that began in the second half of 2006, and to a lesser extent, an approximately 4% decline in our overall selling prices, mainly due to lower hardwood material costs.  We have indexing agreements with a majority of our customers, whereby selling prices to customers are increased or decreased as our material costs increase or decrease.

Cost of sales.  Cost of sales decreased $38.1 million, or 40.1%, from $94.9 million for the six months ended June 30, 2008 to $56.8 million for the six months ended June 30, 2009.  This decrease in cost of sales is primarily attributable to lower material, labor and overhead costs as a result of lower volume of sales.

Gross profit.  Gross profit decreased $6.9 million, or 40.1%, from $17.2 million for the six months ended June 30, 2008 to $10.3 million for the same period in 2009.  As a percentage of net sales, our gross profit remained the same at 15.4% for the six months ended June 30, 2008 and for the six months ended June30, 2009.  As a percentage of net sales, gross profit improved due to lower lumber costs, but was offset due to spreading fixed costs over lower sales volume.

Operating expenses.  Operating expenses decreased $0.7 million, or 10.1%, from $6.9 million for the six months ended June 30, 2008 to $6.2 million for the same period in 2009.  The decrease primarily consists of lower salaries, including benefits, due to eliminated positions throughout 2008 and 2009.

Operating income.  Operating income decreased by $6.1 million, or 59.2%, from $10.3 million for the six months ended June 30, 2008 to $4.2 million for the six months ended June 30, 2009 as a result of the net effect of the factors described above.

Interest expense.  Interest expense decreased $0.4 million, or 6.1%, from $6.6 million for the six months ended June 30, 2008 to $6.2 million for the six months ended June 30, 2009.  This decrease mainly relates to lower interest expense in 2009 due to lower debt balances for the Senior Notes, mainly due to the $11.5 million principal reduction during the three months ended March 31, 2008, and the payment of the remaining balance of the First Lien Term Facility in the three months ended March 31, 2009.

Other income.  Other income decreased $1.8 million, from $1.8 million for the six months ended June 30, 2008 to $7,000 for the six months ended June 30, 2009.  This income mainly represents interest received from our interest bearing accounts and 2008 also includes a $1.7 million gain on the extinguishment of debt.

Income tax (benefit) provision.  Income tax provision decreased $2.9 million from an income tax provision of $2.2 for the six months ended June 30, 2008 to an income tax benefit of $0.7 million for the six months ended June 30, 2009 as a result of lower earnings.  The effective tax rate decreased from 40.0% in 2008 to 37.0% in 2009 due to permanent differences.

Net (loss) earnings.  Net earnings decreased $4.6 million from a net earnings of $3.3 million for the six months ended June 30, 2008 to a net loss of $1.3 million for the six months ended June 30, 2009 as a result of the factors described above.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures and debt service.  We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our prior and existing senior secured credit facilities.

In conjunction with the Transaction on January 9, 2007, the Company entered into the senior credit facility (as amended from time to time, the “Senior Credit Facility”), which provided for (i) a senior secured first lien term loan facility in the initial aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) which provides for a senior secured first lien revolving credit facility (the “Revolving Facility”) in the aggregate principal amount of $12.5 million.  As of March 30, 2009, no additional borrowings are available under the First Lien Term Facility.  In addition, as of June 30, 2009, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million, of which no borrowings were outstanding as of this date.  As of June 30, 2009, the outstanding principal of indebtedness under our Senior Credit Facility bears interest at a fluctuating rate equal to either the base rate plus 4.75% per annum or LIBOR plus 5.75% per annum (effective rate of 6.06% at June 30, 2009).  The Company must comply with certain financial covenants under the Senior Credit Facility, including maintenance of an interest coverage ratio and a total leverage ratio.  The Company was in compliance with such covenants as of June 30, 2009.

On March 30, 2009, the Company entered into an amendment to its Senior Credit Facility, which among other things: (i) increased the applicable interest rate margin for borrowings thereunder; (ii) eliminated the requirement that the Company maintain corporate debt ratings; (iii) extended the date by which the Company must amend the indenture governing the Senior Notes to eliminate certain of the restrictive covenants contained therein (including covenants related to the incurrence of indebtedness and liens) or redeemed the Senior Notes to March 31, 2010; (iv) extended the Company’s ability to continue to pay cash dividends to enable Parent to make cash interest payments on the Parent Notes to March 31, 2010; (v) increased the maximum total leverage ratio the Company may have at the end of each quarterly period from December 31, 2008 through December 31, 2009; (vi) required payment of the remaining balance due under the First Lien Term Facility of approximately $3.6 million, which was paid on March 30, 2009; and (vii) decreased the minimum interest coverage ratio the Company is required to maintain at the end of each quarterly period from December 31, 2008 through December 31, 2009.  The amendment also waived for the four fiscal quarters ended December 31, 2008, any default or event of default that may have arisen from the Company’s failure to maintain the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio set forth in the Senior Credit Facility prior to the effective date of the amendment.

Indebtedness for borrowed money incurred under our Senior Credit Facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles and is scheduled to mature in January 2013.

As of June 30, 2009, the weighted average interest rate for the Company’s outstanding debt was 10.1%.

Our Senior Credit Facility and the indenture for the Senior Notes impose certain restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.  The subsidiary guarantors are generally not restricted in their ability to dividend or otherwise distribute funds to the Company except for restrictions imposed under applicable state corporate law.  The Company is limited in its ability to pay dividends or otherwise make other distributions to Parent under the Senior Credit Facility and the indenture governing the Senior Notes.  Specifically, as amended, the Senior Credit Facility prohibits the Company from making any distributions to Parent except for limited purposes, including, but not limited to: (i) prior to March 31, 2010, the Company may pay cash dividends and distributions to Parent to enable Parent to make cash interest payments on the Parent Notes, provided that (x) after giving pro forma effect to such dividend or distribution, the consolidated first lien leverage ratio does not exceed 1.0 to 1.0, and (y) the amount of such dividends and distributions shall not exceed $3,225,000 in any calendar quarter, (ii) customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead of Parent incurred in the ordinary course of business to the extent attributable to the business of the Company and its subsidiaries and in the aggregate not to exceed $500,000 in any fiscal year, and (iii) the Company may pay management fees of Parent not to exceed $750,000 in any fiscal year so long as no default has occurred.  The indenture provides that the Company can generally pay dividends and make other distributions to Parent in an amount not to exceed (i) 50% of the Company’s consolidated net income for the period beginning April 1, 2004 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the net cash proceeds received by the Company from the issuance and sale of capital stock, plus (iii) the net return of certain investments, provided that certain conditions are satisfied, including that the Company has a consolidated interest coverage ratio of greater than 2.0 to 1.0.  For the period ended June 30, 2009, the Company’s consolidated interest coverage ratio was less than 2.0 to 1.0.

On March 30, 2009, Parent amended and obtained a waiver to the Note Purchase Agreements related to the Parent Notes to waive the total leverage ratio that Parent and its Subsidiaries (including the Company) were required to maintain as of December 31, 2008 and to adjust the total leverage ratio that Parent and its Subsidiaries (including the Company) are required to maintain as of the end of each quarterly period through December 31, 2009 to reflect current economic conditions.  The Parent was in compliance with all covenants as of June 30, 2009.

As of June 30, 2009 and December 31, 2008, we had no capital lease obligations.

Each of the Company’s subsidiaries, which are all 100% owned subsidiaries of the Company, have fully and unconditionally guaranteed the Senior Notes on a joint and several basis.  The Company has no assets or operations independent of its subsidiaries.  As a result, the Company has not presented separate financial statements of the subsidiary guarantors.

As of June 30, 2009, we had $11.5 million of cash available for any corporate purposes, compared to $14.7 million as of December 31, 2008.

Cash flow from operating activities.  Cash provided by operating activities was $1.1 million for the six months ended June 30, 2009, while cash used by operating activities for the six months ended June 30, 2008 was $1.6 million.  The $2.7 million increase in cash provided by operating activities for the six month period ended June 30, 2009 versus the six month period ended June 30, 2008 was due to: (i) a payment of $6.2 million in 2008 for income tax refunds that were due to previous stockholders of the Company in accordance with the Transaction agreement and a more significant decrease in accounts payable in 2009 of approximately $2.3 million.  These were offset partially by lower net income in 2009, net of a gain on extinguishment of debt, and a more significant increase in accounts receivable in 2009 of $2.8 million.  Days of receivables outstanding increased by three days as of June 30, 2009 versus December 31, 2008 mainly due to a majority of customers that were closed the last two weeks of December 2008 and certain customer payment terms have been modified over the past year.

Cash flow from investing activities.  Net cash used in investing activities was $0.5 million for the six months ended June 30, 2009 and $2.6 million for the six months ended June 30, 2008.  Capital expenditures in the six months ended June 30, 2009 were $0.5 million compared to $2.6 million for the six months ended June 30, 2008.  The decrease in capital expenditures in 2009 is primarily due to lower capital expenditures needed for capacity requirements.

Cash flow from financing activities.  Net cash used in financing activities for the six months ended June 30, 2009 totaled $3.8 million primarily due to principal payments on the Senior Credit Facility.  Net cash used in financing activities for the six months ended June 30, 2008 totaled $12.8 million primarily due to (i) the purchase and cancellation of approximately $11.5 million in principal amount of the Senior Notes at a net of discount cost of $9.8 million, (ii) capital lease payments of $0.1 million, (iii) principal payments on the Senior Credit Facility of $0.4 million, and (iv) a distribution on behalf of the Parent for principal and interest on a portion of the Parent Notes of $4.5 million.

For the six month periods ended June 30, 2009 and June 30, 2008, our two largest customers accounted for approximately 57% and 49% of our net sales, respectively.  As of June 30, 2009 and December 31, 2008, our two largest customers accounted for approximately 59% and 47%, respectively, of our consolidated accounts receivables balance.  The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could have a material adverse effect on our results of operations and future cash flows.

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

We derive a significant portion of our revenue as a result of demand for our products created by the building of new homes, and repair and remodeling of existing homes.  During the second half of 2006, the home building, and repair and remodeling industry experienced a slowdown as a result of general economic conditions.  This slowdown has worsened into 2009, and has had a negative impact on our results of operations for the six months ended June 30, 2009.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on our business, financial condition or results of operations which may include impairment charges of goodwill and other long-term assets.  Although recent housing market data has indicated that the number of home sales increased in the second quarter of 2009 as compared to the previous two quarters, we are not currently seeing any significant increase in the demand for our products.

Recently, the financial markets experienced a period of unprecedented turmoil, including the bankruptcy, restructuring or sale of certain financial institutions and the intervention of the U.S. federal government.  While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money from our existing lenders under our Senior Credit Facility to finance our operations were to be impaired.  The crisis in the financial markets may also have a material adverse impact on the availability and cost of credit in the future.  Our ability to pay our debt or refinance our obligations under our Senior Credit Facility or our Senior Notes will depend on our future performance, which will be affected by, among other things, prevailing economic conditions.  The recent financial crisis may also have an adverse effect on the U.S., which would have a negative impact on demand for our products.  In addition, tightening of credit markets may have an adverse impact on our customers’ ability to finance the purchase of our products or our suppliers’ ability to provide us with raw materials, either of which could adversely affect our business and results of operations.

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

Inflation

In general, our cost of sales is subject to inflationary pressures on labor costs, prices of the raw materials we use and various overhead costs.  We generally have been able over time to offset the effects of inflation and price fluctuations through a combination of sales price increases and operational efficiencies.  We currently believe that raw material cost pressure has moderated.  We continue to attempt to pass along these costs, but such efforts typically lag behind material cost changes and we can not guarantee a full offset.  We do not believe inflation had a material impact on our results of operations for the three month period ended June 30, 2009.

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

The Company performed its SFAS 142 analysis as of December 31, 2008.  To establish fair market value, items considered were:  (1) comparable public company trading multiples, (2) other comparable transaction multiples and (3) the Woodcraft transaction multiple resulting from a competitive auction process.  Based on the fair market value methodology and the assumptions above, as compared to the Company’s December 31, 2008 net worth and interest-bearing indebtedness, it was concluded that no goodwill impairment existed and that the fair value of its assets exceeded the carrying value by approximately 10 to 15%.  The Company determined there were no events that would require a SFAS 142 analysis to be completed as of June 30, 2009.

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

Interest rate risk.  We are exposed to market risk relating to changes in interest rates in respect to our Revolving Facility.  As of June 30, 2009, we had nothing outstanding under the Revolving Facility, which bears interest at variable rates.  We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

Item 4T. Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2009.  For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financials officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide us with a reasonably level of assurance of achieving their objectives as outlined above.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2009, our disclosure controls and procedures were effective at a reasonable level of assurance.

(b)                                 Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

No pending material legal proceedings.

Item 1A. Risk Factors

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2008, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”).  The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q.  Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s securities.  We are updating the risk factor under the heading, “Downturns in the new home construction industry, repair and remodeling activity or the economy could negatively affect our business” to read as follows:

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

The Company derives a significant portion of its revenue as a result of the demand for its products created by the building of new homes, and repair and remodeling of existing homes.  During the second half of 2006, the home building, repair and remodeling industry experienced a slowdown as a result of general economic conditions.  This slowdown has continued into 2009, and has had a negative impact on our results of operations for the six months ended June 30, 2009.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.  Although recent housing market data has indicated that the number of home sales increased in the second quarter of 2009 as compared to the previous two quarters, we are not currently seeing any significant increase in the demand for our products.

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

WII COMPONENTS, INC.

Dated: August 13, 2009	By:
/s/ John Fitzpatrick
John Fitzpatrick
President and Chief Executive Officer
(Principal Executive Officer)
Dated: August 13, 2009
/s/ Dale B. Herbst
Dale B. Herbst
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)