Form 10-Q
period 2009-09-30
WII Components, Inc.
filed 2009-11-12
CIK 1289231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company filer.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒	Smaller Reporting Company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

As of November 10, 2009, 100 shares of common stock, $.01 par value per share, were outstanding (all of which are owned by WII Holding, Inc.).

WII COMPONENTS, INC.

FORM 10-Q

Quarter Ended September 30, 2009

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash	$10,767	$14,721
Accounts receivable, net	11,295	6,603
Inventories	13,658	13,442
Other current assets	2,263	2,168
Total current assets	37,983	36,934

Property, plant, and equipment, net	52,499	56,537
Goodwill	112,748	112,748
Customer relationship	8,680	9,924
Noncompete agreements	39	65
Other assets	3,805	4,798
TOTAL	$215,754	$221,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$3,597
Accounts payable	4,312	1,187
Accrued payroll	3,295	2,935
Due to Parent	4,529	4,768
Other current liabilities	6,621	8,943
Total current liabilities	18,757	21,430

Long-term debt, net of current maturities	108,350	108,350
Deferred income tax liability	4,194	5,217
Other long-term liabilities	2,156	1,947

Stockholders’ Equity:
Common stock	—	—
Additional paid-in capital	71,329	71,292
Retained earnings	10,968	12,770
Total stockholders’ equity	82,297	84,062
TOTAL	$215,754	$221,006

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
NET SALES	$31,087	$46,986
COST OF SALES	26,033	40,396
Gross profit	5,054	6,590

OPERATING EXPENSES:
General and administrative	2,078	2,333
Selling and marketing	738	755
Gain on sale of assets	(3)	(2)
Total operating expenses	2,813	3,086

OPERATING INCOME	2,241	3,504

OTHER INCOME (EXPENSE):
Interest income	7	18
Interest expense	(3,092)	(3,246)
Other income/expense	2	(1)
Total other income (expense)	(3,083)	(3,229)

(LOSS)/INCOME BEFORE (BENEFIT)/PROVISION FOR INCOME TAXES	(842)	275
INCOME TAX (BENEFIT)/PROVISION	(290)	130
NET (LOSS) EARNINGS	$(552)	$145

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
NET SALES	$98,238	$159,110
COST OF SALES	82,839	135,302
Gross profit	15,399	23,808

OPERATING EXPENSES:
General and administrative	6,709	7,577
Selling and marketing	2,254	2,437
Loss (Gain) on sale of assets	8	(3)
Total operating expenses	8,971	10,011

OPERATING INCOME	6,428	13,797

OTHER INCOME (EXPENSE):
Interest income	11	119
Interest expense	(9,269)	(9,843)
Gain on extinguishment of debt	—	1,725
Other income/expense	5	4
Total other income (expense)	(9,253)	(7,995)

(LOSS)/INCOME BEFORE (BENEFIT)/PROVISION FOR INCOME TAXES	(2,825)	5,802
INCOME TAX (BENEFIT)/PROVISION	(1,023)	2,341
NET (LOSS) EARNINGS	$(1,802)	$3,461

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
OPERATING ACTIVITIES:
Net (loss) earnings	$(1,802)	$3,461

Adjustments to reconcile net (loss) earnings to net cash provided (used) in operating activities:
Depreciation and amortization	6,326	6,595
(Gain) loss on sale of assets	8	(3)
Amortization of debt issuance costs	1,130	1,135
Gain on extinguishment of debt	—	(1,725)
Deferred income taxes	(1,023)	—
Stock compensation expense	37	38

Change in operating assets and liabilities:
Accounts receivable	(4,692)	654
Inventories	(216)	2,417
Other current assets	(95)	(179)
Accounts payable	3,125	40
Accrued payroll and other current liabilities	(1,953)	(10,540)
Net cash provided by operating activities	845	1,893

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(1,053)	(3,326)
Proceeds from sale of property, plant and equipment	26	6
Change in other assets	—	55
Net cash used in investing activities	(1,027)	(3,265)

FINANCING ACTIVITIES:
Principal payments under long-term financing agreements	(3,597)	(17,162)
Debt issuance costs	(136)	(29)
Distribution to Parent	—	(4,478)
Borrowings of long-term debt	—	6,600
Due to Parent	(39)	2,091
Net cash used in financing activities	(3,772)	(12,978)

NET DECREASE IN CASH	(3,954)	(14,350)
CASH—Beginning of period	14,721	19,574

CASH—End of period	$10,767	$5,224

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,967	$11,895

Cash paid for income taxes—net	$147	$410

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

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition—Sales are recognized when revenue is realized or realizable and has been earned.  The Company’s policy is to recognize revenue and the related cost of sales when risk and title passes to the customer.  This is generally on the date of shipment, however, certain sales are shipped FOB destination and revenue is recognized when received by the customer.  Freight billed to customers is included in sales and shipping costs are included in cost of sales.  The Company records an estimate for anticipated sales returns and customer discounts at the time revenue is recognized based on historical experience and current trends.  These estimates have been consistent with the Company’s actual experiences.  Provisions for estimated sales returns and customer discounts are recorded as a reduction of net sales.  For each of the three month and nine month periods ended September 30, 2009 and September 30, 2008, the provision for estimated sales returns and customer discounts as a percentage of net sales was approximately 3%.

Concentration of Credit Risk—The Company receives a significant portion of its revenue from two customers.  For the nine months ended September 30, 2009 and 2008, the Company’s two largest customers accounted for approximately 55% and 51%, respectively, of its net sales.  As of September 30, 2009 and December 31, 2008, these two largest customers accounted for approximately 66% and 47%, respectively, of the Company’s consolidated accounts receivables balance.  The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could have a material adverse effect on our results of operations and future cash flows.

Inventories—Inventories consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$6,744	$6,977
Work in process	2,759	2,761
Finished goods	2,515	2,496
LIFO adjustment	1,640	1,208
	$13,658	$13,442

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market.  The remainder of the inventory is valued at the lower of first-in, first-out method (“FIFO”) cost or market.  As of September 30, 2009 and December 31, 2008, inventory on the LIFO method represented 60% and 61%, respectively, of consolidated inventories.

Goodwill—The Company evaluates goodwill for impairment at least annually or when events or changes in circumstances indicate impairment.  The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year.  Since December 31, 2008, the Company concluded there were no events or changes in circumstances requiring an interim goodwill impairment analysis to be completed as of September 30, 2009.  Fair value is measured using a market multiple valuation method.  The carrying amount of goodwill was $112.7 million at September 30, 2009 and December 31, 2008.

Customer Relationship—Customer relationships relate to intangible assets recorded through previous acquisitions for relationships with significant customers.  The original cost of these customer relationships was $16.6 million, and the related accumulated amortization as of September 30, 2009 is $7.9 million.  The intangible assets are being amortized over the estimated life of 10 years.  Amortization was $1.2 million for the nine-month periods ended September 30, 2009 and 2008.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

2009	$1,658
2010	1,657
2011	1,658
2012	1,657
2013	1,658
Thereafter	1,636

Noncompete Agreement—Noncompete agreements primarily relate to agreements with the former owners of Brentwood, Grand Valley, and Dimension Moldings, Inc. (DMI).  The original cost of these noncompete agreements was $2.4 million, and the related accumulated amortization as of September 30, 2009 is $2.3 million.  Noncompete rights are being amortized over the applicable terms of the agreements (5 years, 7 years, and 5 years, respectively).  The noncompete agreement with the former owner of Brentwood was fully amortized in July 2007.  The noncompete agreement with the former owners of Grand Valley and DMI are expected to be fully amortized by April 2011 and July 2010, respectively.  Amortization was $26,000 for the nine-month periods ended September 30, 2009 and 2008.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

2009	$34
2010	26
2011	5

New Accounting Pronouncements— In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard, now included in Accounting Standards Codification (“ASC”) 820 (formerly SFAS 157), “Fair Value Measurements and Disclosures” to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements.  We adopted this standard effective January 1, 2008.  The adoption of this standard did not have a material effect on our financial position or results of operations.

In December 2007, the FASB issued ASC 805 (formerly SFAS 141R), “Business Combinations”.  ASC 805 establishes principles and requirements for how identifiable assets, liabilities assumed, non-controlling interests in an acquirer, and goodwill are recognized and measured in an acquirer’s financial statements.  ASC 805 also establishes disclosure requirements to assist users in evaluating the nature and financial effects of business combinations.  This standard is effective for fiscal years beginning after December 15, 2008.  The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In March 2008, the FASB issued ASC 815 (formerly SFAS 161) “Derivatives and Hedging”.  ASC 815 establishes, among other things, additional disclosure requirements for derivative instruments and for hedging activities.  ASC 815 is effective for the Company beginning January 1, 2009 on a prospective basis.  The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued guidance that requires interim reporting period disclosure about the fair value of certain financial instruments, effective for interim reporting periods ending after June 15, 2009.  The Company has adopted these disclosure requirements.  Due to their nature, the carrying value of cash, receivables, payables and debt obligations approximates fair value.

In May 2009, the FASB issued ACS 855 (formerly SFAS 165), “Subsequent Events”.  ACS 855 incorporates guidance into accounting literature that was previously addressed only in auditing standards.  The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”.  Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”.  It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.  The disclosure requirements of ASC 855 are effective for interim and annual periods ending after June 15, 2009.  The Company has adopted this new standard.

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Use of the new Codification is effective for interim and annual periods ending after September 15, 2009.  The Company has used the new Codification in reference to GAAP in this quarterly report on Form 10-Q and such use has not impacted the consolidated results of the Company.

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

In conjunction with the Transaction, Parent entered into note purchase agreements with OCM Mezzanine Fund II, L.P. and Olympus Growth Fund IV, L.P (the “Note Purchase Agreements”).  The Note Purchase Agreement with OCM Mezzanine Fund II, L.P. consisted of $43.0 million senior payment-in-kind notes with no required principal amortization.  The Note Purchase Agreement with Olympus Growth Fund IV, L.P. consisted of $43.0 million junior payment-in-kind notes with no required principal amortization.  These notes (the “Parent Notes”) are scheduled to mature in April 2012.  During the term of the Parent Notes, Parent is able at its option to pay interest on the Parent Notes through the issuance of additional notes.  The Company is not liable for, and has not otherwise guaranteed, any of the obligations of Parent with respect to the Parent Notes.  Parent and its Subsidiaries (including the Company) are, however, subject to a number of restrictive covenants under the Note Purchase Agreements.  Parent and its Subsidiaries (including the Company) were in compliance with all covenants as of September 30, 2009.  In addition, the Company is limited in its ability to pay dividends or otherwise make distributions to Parent under the Senior Credit Facility and the indenture governing the 10% Senior Notes due 2012 (the “Senior Notes”).  The Parent Notes are not reflected in the Company’s consolidated balance sheet as the Company did not push down the new accounting basis because of the significance of the public debt holders’ influence on the Company’s ability to control the form of ownership.

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

In conjunction with the Transaction, the previous stockholders of the Company will receive the benefit of certain negotiated transaction related tax deductions whenever such deductions are realized.  Due to this agreement, there was $6.2 million paid during the twelve-month period ended December 31, 2008.  As of September 30, 2009, $2.2 million is included in Other Long-Term Liabilities under this agreement.

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

Credit Facility  In conjunction with the Transaction, the Company entered into the Senior Credit Facility, with Credit Suisse, Cayman Islands Branch, which provided for (i) the First Lien Term Facility in an aggregate principal amount of $150.0 million and (ii) the Revolving Facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, of which $10.0 million is available through a sub facility in the form of letters of credit.  Subject to certain conditions, the First Lien Term Facility may be increased by up to $30.0 million during the life of the First Lien Term Facility at the request of the Company with the consent from those lenders that agree to participate in such increase.  Subject to the foregoing, effective as of March 30, 2009, no additional borrowings are available under the First Lien Term Facility.  As of September 30, 2009, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  As of September 30, 2009, the Company had nothing outstanding under the Revolving Facility.  As of September 30, 2009, the outstanding principal of such indebtedness bears interest at a fluctuating rate equal to either the base rate plus 4.75% per annum or LIBOR plus 5.75% per annum (effective rate of 6.00% and 7.45% at September 30, 2009 and September 30, 2008, respectively).  On March 30, 2009, the Company entered into an amendment to its Senior Credit Facility, which among other things: (i) increased the applicable interest rate margin for borrowings thereunder; (ii) eliminated the requirement that the Company maintain corporate debt ratings; (iii) extended the date by which the Company must amend the indenture governing the Senior Notes to eliminate certain of the restrictive covenants contained therein (including covenants related to the incurrence of indebtedness and liens) or redeemed the Senior Notes to March 31, 2010; (iv) extended the Company’s ability to continue to pay cash dividends to enable Parent to make cash interest payments on the Parent Notes to March 31, 2010; (v) increased the maximum total leverage ratio the Company may have at the end of each quarterly period from December 31, 2008 through December 31, 2009; (vi) required payment of the remaining balance due under the First Lien Term Facility of approximately $3.6 million, which was paid on March 30, 2009; and (vii) decreased the minimum interest coverage ratio the Company is required to maintain at the end of each quarterly period from December 31, 2008 through December 31, 2009.  The amendment also waived for the four fiscal quarters ended December 31, 2008, any default or event of default that may have arisen from the Company’s failure to maintain the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio set forth in the Senior Credit Facility prior to the effective date of the amendment.  The Company must comply with certain financial covenants under its Senior Credit Facility, including maintenance of an interest coverage ratio and a total leverage ratio.  The Company was in compliance with such covenants as of September 30, 2009.  The Senior Credit Facility is collateralized by substantially all assets of the Company including real and personal property, inventory, accounts receivable, intellectual property and other intangibles and is scheduled to mature January 2013.

Restrictions on Indebtedness  Our Senior Credit Facility and the indenture for the Senior Notes impose certain restrictions on the Company’s ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities.  The subsidiary guarantors are generally not restricted in their ability to dividend or otherwise distribute funds to the Company except for restrictions imposed under applicable state corporate law.  The Company is limited in its ability to pay dividends or otherwise make other distributions to Parent under the Senior Credit Facility and the indenture governing the Senior Notes.  Specifically, the Senior Credit Facility, as amended, prohibits the Company from making any distributions to Parent except for limited purposes, including, but not limited to: (i) prior to March 31, 2010, the Company may pay cash dividends and distributions to Parent to enable Parent to make cash interest payments on the acquisition loan, provided that (x) after giving pro forma effect to such dividend or distribution, the consolidated first lien leverage ratio does not exceed 1.0 to 1.0, and (y) the amount of such dividends and distributions shall not exceed $3,225,000 in any calendar quarter, (ii) customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead of Parent incurred in the ordinary course of business to the extent attributable to the business of the Company and its subsidiaries and in the aggregate not to exceed $500,000 in any fiscal year, and (iii) the Company may pay management fees of Parent not to exceed $750,000 in any fiscal year so long as no default has occurred.  The indenture provides that the Company can generally pay dividends and make other distributions to Parent in an amount not to exceed (i) 50% of the Company’s consolidated net income for the period beginning April 1, 2004 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the net cash proceeds received by the Company from the issuance and sale of capital stock, plus (iii) the net return of certain investments, provided that certain conditions are satisfied, including that the Company has a consolidated interest coverage ratio of greater than 2.0 to 1.0.  For the period ended September 30, 2009, the Company’s consolidated interest coverage ratio was less than 2.0 to 1.0.

5. RELATED-PARTY TRANSACTIONS

The Company has noncompete agreements with the former owners of Grand Valley and Dimension Moldings, Inc.

Parent has a management services agreement with an affiliate of Olympus Growth Fund IV, L.P., Parent’s largest stockholder.  Parent is obligated to pay a transaction fee to the affiliate for services provided to Parent and its subsidiaries, including the Company, for each financing, refinancing, acquisition, or similar nonrecurring transaction.  Under this agreement, the Parent paid approximately $3.0 million for services related to the Transaction, of which, $0.7 million was recorded as deferred financing fees on the Company’s consolidated financial statements, while the remaining $2.3 million was recorded on Parent’s financial statements.  In addition, the affiliate will be paid a $150,000 quarterly advisory fee by Parent for ongoing services provided to Parent and its subsidiaries, including the Company. In 2008, the quarterly fee payable by Parent was lowered for the third and fourth quarters to $135,000. The Company paid a total of $435,000 and nothing on account of Parent for the nine month periods ended September 30, 2008 and September 30, 2009, respectively. In connection with the amendments to the Note Purchase Agreements related to the Parent Notes, the quarterly fee has been deferred for 2009 and will be payable in 2010 or thereafter. For the first three quarters of 2009, the affiliate has agreed that the fee payable will continue to be at the reduced amount of $135,000 per quarter. Although neither the Company nor any of its subsidiaries is party to this Agreement, the Company has recorded this expense in its statement of operations because most of the services relate to its operations.

The Company and Parent file a consolidated federal income tax return, and federal income taxes are allocated to the Company based upon the respective taxable earnings or loss.  The Company records income tax liabilities as an amount due to Parent.  As of September 30, 2009 and December 31, 2008, the Company included a total of $4.5 million and $4.8 million, respectively as an amount due to Parent for these income tax liabilities.

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

The Company’s sales by product category are as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Hardwood products	$77,043	$130,426	$24,116	$38,337
Engineered wood products	21,195	28,684	6,971	8,649
Total	$98,238	$159,110	$31,087	$46,986

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

•                  changes in the cost of labor.

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

Results of Operations

As discussed below, we continued to experience a slowdown in net sales for the nine months ended September 30, 2009 that began in the second half of 2006.  This kitchen and bath industry-wide slowdown had a negative impact on our gross profit and operating income margin percentages due to fixed costs becoming a higher percentage of sales.  In addition, we have continued to experience decreases in hardwood material prices, which generally are passed on to our customers through lower selling prices in accordance with indexing agreements that reset approximately every three to six months.  The prices we pay for hardwood materials continued to decline for the first three to four months of 2009, but stabilized by mid 2009.  These declines in our material costs resulted in lower selling prices in the three month period ending September 30, 2009 due to our indexing agreements with our customers.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

The following table includes, for the three months ended September 30, 2009 and 2008, selected operating data derived from our condensed consolidated statements of earnings and presents this information as a percentage of net sales:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
	(dollars in thousands)
Net sales	$31,087	$46,986
% of net sales	100.0%	100.0%
Cost of sales	26,033	40,396
% of net sales	83.7%	86.0%

Gross profit	5,054	6,590
% of net sales	16.3%	14.0%
Operating expenses	2,813	3,086
% of net sales	9.1%	6.6%

Operating income	2,241	3,504
% of net sales	7.2%	7.4%
Other expenses (income):
Interest expense	3,092	3,246
% of net sales	9.9%	6.9%
Other income, net	(9)	(17)
% of net sales	-0.0%	-0.0%
Income tax (benefit) provision	(290)	130
% of net sales	-0.9%	0.3%

Net (loss) earnings	(552)	145
% of net sales	-1.8%	0.3%

Net sales.  Net sales decreased $15.9 million, or 33.8%, from $47.0 million for the three months ended September 30, 2008 to $31.1 million for the three months ended September 30, 2009.  Sales in our hardwood and engineered wood product line decreased $14.2 million and $1.7 million, respectively.  These decreases are mainly attributable to an overall slowdown in the market that began in the second half of 2006, and to a lesser extent, an approximately 5% decline in our overall selling prices, mainly due to lower hardwood material costs.  We have indexing agreements with a majority of our customers, whereby selling prices to customers are increased or decreased as our material costs increase or decrease.

Cost of sales.  Cost of sales decreased $14.4 million, or 35.6%, from $40.4 million for the three months ended September 30, 2008 to $26.0 million for the three months ended September 30, 2009.  This decrease in cost of sales is primarily attributable to (i) lower material, labor and overhead costs as a result of lower volume of sales, and, to a lesser extent, (ii) lower hardwood material costs.

Gross profit.  Gross profit decreased $1.5 million, or 22.7%, from $6.6 million for the three months ended September 30, 2008 to $5.1 million for the same period in 2009.  As a percentage of net sales, our gross profit increased 230 basis points from 14.0% for the three months ended September 30, 2008 to 16.3% for the same period in 2009.  This increase is related to lower hardwood material costs and improved operating efficiencies.  This increase was partially offset with spreading fixed costs over lower sales volume.

Operating expenses.  Operating expenses decreased $0.3 million, or 9.7%, from $3.1 million for the three months ended September 30, 2008 to $2.8 million for the same period in 2009.  The decrease primarily consists of (i) lower salaries, including benefits, due to eliminated positions throughout 2008 and 2009, and, to a lesser extent, and (ii) lower professional fees.

Operating income.  Operating income decreased by $1.2 million, or 34.3%, from $3.5 million for the three months ended September 30, 2008 to $2.3 million for the three months ended September 30, 2009 as a result of the net effect of the factors described above.

Interest expense.  Interest expense decreased $0.1 million, or 3.1%, from $3.2 million for the three months ended September 30, 2008 to $3.1 million for the three months ended September 30, 2009.  This decrease mainly relates to lower interest expense in 2009 due to the payment of the remaining balance of the First Lien Term Facility in March 2009.

Other income.  Other income was $17,000 and $9,000 for the three months ended September 30, 2008 and September 30, 2009, respectively.  This income mainly represents interest received from our interest bearing accounts.

Income tax (benefit) provision.  Income tax provision decreased $0.4 million, from an income tax expense of $0.1 million for the three months ended September 30, 2008 to an income tax benefit of $0.3 million for the three months ended September 30, 2009 due to decreased earnings in 2009.  The effective tax rate decreased from 47.3% in 2008 to 34.4% in 2009 due to permanent differences.

Net (loss) earnings.  Net earnings decreased $0.7 million from a net income of $0.1 million for the three months ended September 30, 2008 to a net loss of $0.6 million for the three months ended September 30, 2009 as a result of the factors described above.

Results of Operations

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

The following table includes, for the nine months ended September 30, 2009 and for the nine months ended September 30, 2008,

selected operating data derived from our condensed consolidated statements of operations and presents this information as a percentage of net sales:

	WII Components, Inc.
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	(dollars in thousands)
Net sales	$98,238	$159,110
% of net sales	100.0%	100.0%
Cost of sales	82,839	135,302
% of net sales	84.3%	85.0%

Gross profit	15,399	23,808
% of net sales	15.7%	15.0%
Operating expenses	8,971	10,011
% of net sales	9.1%	6.3%

Operating income	6,428	13,797
% of net sales	6.5%	8.7%
Other expenses (income):
Interest expense	9,269	9,843
% of net sales	9.4%	6.2%
Other income, net	(16)	(1,848)
% of net sales	-0.0%	-1.2%
Income tax (benefit) provision	(1,023)	2,341
% of net sales	-1.0%	1.5%

Net earnings (loss)	(1,802)	3,461
% of net sales	-1.8%	2.2%

Net sales.  Net sales decreased $60.9 million, or 38.3%, from $159.1 million for the nine months ended September 30, 2008 to $98.2 million for the nine months ended September 30, 2009.  Sales in our hardwood and engineered wood product line decreased $53.4 million and $7.5 million, respectively.  These decreases are mainly attributable to an overall slowdown in the market that began in the second half of 2006, and to a lesser extent, an approximately 4% decline in our overall selling prices, mainly due to lower hardwood material costs.  We have indexing agreements with a majority of our customers, whereby selling prices to customers are increased or decreased as our material costs increase or decrease.

Cost of sales.  Cost of sales decreased $52.5 million, or 38.8%, from $135.3 million for the nine months ended September 30, 2008 to $82.8 million for the nine months ended September 30, 2009.  This decrease in cost of sales is primarily attributable to (i) lower material, labor and overhead costs as a result of lower volume of sales, and, to a lesser extent, (ii) lower hardwood material costs.

Gross profit.  Gross profit decreased $8.4 million, or 35.3%, from $23.8 million for the nine months ended September 30, 2008 to $15.4 million for the same period in 2009.  As a percentage of net sales, our gross profit increased 70 basis points from 15.0% for the nine months ended September 30, 2008 to 15.7% for the same period in 2009.  As a percentage of net sales, gross profit improved due to lower lumber costs and improved operating efficiencies.  This increase was partially offset with spreading fixed costs over lower sales volume.

Operating expenses.  Operating expenses decreased $1.0 million, or 10.0%, from $10.0 million for the nine months ended September 30, 2008 to $9.0 million for the same period in 2009.  The decrease primarily consists of (i) lower salaries, including benefits, due to eliminated positions throughout 2008 and 2009, and, to a lesser extent, (ii) lower professional fees, and (iii) lower amortization costs.

Operating income.  Operating income decreased by $7.4 million, or 53.6%, from $13.8 million for the nine months ended September 30, 2008 to $6.4 million for the nine months ended September 30, 2009 as a result of the net effect of the factors described above.

Interest expense.  Interest expense decreased $0.5 million, or 5.1%, from $9.8 million for the nine months ended September 30, 2008 to $9.3 million for the nine months ended September 30, 2009.  This decrease mainly relates to lower interest expense in 2009 due to lower debt balances for the Senior Notes, mainly due to the $11.5 million principal reduction during the three months ended March 31, 2008, and the payment of the remaining balance of the First Lien Term Facility in the three months ended March 31, 2009.

Other income.  Other income decreased $1.8 million, from $1.8 million for the nine months ended September 30, 2008 to $16,000 for the nine months ended September 30, 2009.  This income mainly represents interest received from our interest bearing accounts and 2008 also includes a $1.7 million gain on the extinguishment of debt.

Income tax (benefit) provision.  Income tax provision decreased $3.3 million from an income tax provision of $2.3 for the nine months ended September 30, 2008 to an income tax benefit of $1.0 million for the nine months ended September 30, 2009 as a result of lower earnings.  The effective tax rate decreased from 40.3% in 2008 to 36.2% in 2009 due to permanent differences.

Net (loss) earnings.  Net earnings decreased $5.3 million from net earnings of $3.5 million for the nine months ended September 30, 2008 to a net loss of $1.8 million for the nine months ended September 30, 2009 as a result of the factors described above.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures and debt service.  We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our prior and existing senior secured credit facilities.

In conjunction with the Transaction on January 9, 2007, the Company entered into the senior credit facility (as amended from time to time, the “Senior Credit Facility”), which provided for (i) a senior secured first lien term loan facility in the initial aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) which provides for a senior secured first lien revolving credit facility (the “Revolving Facility”) in the aggregate principal amount of $12.5 million.  As of March 30, 2009, no additional borrowings are available under the First Lien Term Facility.  In addition, as of September 30, 2009, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million, of which no borrowings were outstanding as of this date.  As of September 30, 2009, the outstanding principal of indebtedness under our Senior Credit Facility bears interest at a fluctuating rate equal to either the base rate plus 4.75% per annum or LIBOR plus 5.75% per annum (effective rate of 6.00% at September 30, 2009).  The Company must comply with certain financial covenants under the Senior Credit Facility, including maintenance of an interest coverage ratio and a total leverage ratio.  The Company was in compliance with such covenants as of September 30, 2009.

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

As of September 30, 2009, the weighted average interest rate for the Company’s outstanding debt was 10.1%.

Our Senior Credit Facility and the indenture for the Senior Notes impose certain restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.  The subsidiary guarantors are generally not restricted in their ability to dividend or otherwise distribute funds to the Company except for restrictions imposed under applicable state corporate law.  The Company is limited in its ability to pay dividends or otherwise make other distributions to Parent under the Senior Credit Facility and the indenture governing the Senior Notes.  Specifically, as amended, the Senior Credit Facility prohibits the Company from making any distributions to Parent except for limited purposes, including, but not limited to: (i) prior to March 31, 2010, the Company may pay cash dividends and distributions to Parent to enable Parent to make cash interest payments on the Parent Notes, provided that (x) after giving pro forma effect to such dividend or distribution, the consolidated first lien leverage ratio does not exceed 1.0 to 1.0, and (y) the amount of such dividends and distributions shall not exceed $3,225,000 in any calendar quarter, (ii) customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead of Parent incurred in the ordinary course of business to the extent attributable to the business of the Company and its subsidiaries and in the aggregate not to exceed $500,000 in any fiscal year, and (iii) the Company may pay management fees of Parent not to exceed $750,000 in any fiscal year so long as no default has occurred.  The indenture provides that the Company can generally pay dividends and make other distributions to Parent in an amount not to exceed (i) 50% of the Company’s consolidated net income for the period beginning April 1, 2004 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the net cash proceeds received by the Company from the issuance and sale of capital stock, plus (iii) the net return of certain investments, provided that certain conditions are satisfied, including that the Company has a consolidated interest coverage ratio of greater than 2.0 to 1.0.  For the period ended September 30, 2009, the Company’s consolidated interest coverage ratio was less than 2.0 to 1.0.

On March 30, 2009, Parent amended and obtained a waiver to the Note Purchase Agreements related to the Parent Notes to waive the total leverage ratio that Parent and its Subsidiaries (including the Company) were required to maintain as of December 31, 2008 and to adjust the total leverage ratio that Parent and its Subsidiaries (including the Company) are required to maintain as of the end of each quarterly period through December 31, 2009 to reflect current economic conditions.  The Parent was in compliance with all covenants as of September 30, 2009.

As of September 30, 2009 and December 31, 2008, we had no capital lease obligations.

Each of the Company’s subsidiaries, which are all 100% owned subsidiaries of the Company, have fully and unconditionally guaranteed the Senior Notes on a joint and several basis.  The Company has no assets or operations independent of its subsidiaries.  As a result, the Company has not presented separate financial statements of the subsidiary guarantors.

As of September 30, 2009, we had $10.8 million of cash available for any corporate purposes, compared to $14.7 million as of December 31, 2008.

Cash flow from operating activities.  Cash provided by operating activities was $0.8 million for the nine months ended September 30, 2009, while cash provided by operating activities for the nine months ended September 30, 2008 was $1.9 million.  The $1.1 million decrease in cash provided by operating activities for the nine month period ended September 30, 2009 versus the nine month period ended September 30, 2008 was due to: (i) lower net income in 2009, net of a gain on extinguishment of debt, (ii) higher inventories in 2009 of $2.6 million, and (iii) an increase in accounts receivable in 2009 of $5.3 million.  Days of receivables outstanding increased by eight days as of September 30, 2009 versus December 31, 2008 mainly due to a majority of customers that were closed the last two weeks of December 2008 and certain customer payment terms have been modified over the past year.  These were offset partially by an increase in accounts payable in 2009 of approximately $3.1 million and a payment of $6.2 million in 2008 for income tax refunds that were due to previous stockholders of the Company in accordance with the Transaction agreement

Cash flow from investing activities.  Net cash used in investing activities was $1.0 million for the nine months ended September 30, 2009 and $3.3 million for the nine months ended September 30, 2008.  Capital expenditures in the nine months ended September 30, 2009 were $1.0 million compared to $3.3 million for the nine months ended September 30, 2008.  The decrease in capital expenditures in 2009 is primarily due to lower capital expenditures needed for capacity requirements.

Cash flow from financing activities.  Net cash used in financing activities for the nine months ended September 30, 2009 totaled $3.8 million primarily due to principal payments on the Senior Credit Facility.  Net cash used in financing activities for the nine months ended September 30, 2008 totaled $13.0 million primarily due to (i) the purchase and cancellation of approximately $11.5 million in principal amount of the Senior Notes at a net of discount cost of $9.8 million, (ii) capital lease payments of $0.2 million, (iii) principal payments on the Senior Credit Facility of $0.6 million, and (iv) a distribution on behalf of the Parent for principal and interest on a portion of the Parent Notes of $4.5 million.  The cash used in financing activities for the nine months ended September 30, 2008 was partially offset with cash provided by financing activities due to a $2.1 million increase for the amount Due to Parent related to income tax obligations.

For the nine month periods ended September 30, 2009 and September 30, 2008, our two largest customers accounted for approximately 55% and 51% of our net sales, respectively.  As of September 30, 2009 and December 31, 2008, our two largest customers accounted for approximately 66% and 47%, respectively, of our consolidated accounts receivables balance.  The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could have a material adverse effect on our results of operations and future cash flows.

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

We derive a significant portion of our revenue as a result of demand for our products created by the building of new homes, and repair and remodeling of existing homes.  During the second half of 2006, the home building, and repair and remodeling industry experienced a slowdown as a result of general economic conditions.  This slowdown has worsened into 2009, and has had a negative impact on our results of operations for the three and nine months ended September 30, 2009.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on our business, financial condition or results of operations which may include impairment charges of goodwill and other long-term assets.

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

Inflation

In general, our cost of sales is subject to inflationary pressures on labor costs, prices of the raw materials we use and various overhead costs.  We generally have been able over time to offset the effects of inflation and price fluctuations through a combination of sales price increases and operational efficiencies.  We currently believe that raw material cost pressure has moderated.  We continue to attempt to pass along these costs, but such efforts typically lag behind material cost changes and we can not guarantee a full offset.  We do not believe inflation had a material impact on our results of operations for the three month period ended September 30, 2009.

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

The Company performed its goodwill impairment (ASC 350) analysis as of December 31, 2008.  To establish fair market value, items considered were: (1) comparable public company trading multiples, (2) other comparable transaction multiples and (3) the Woodcraft transaction multiple resulting from a competitive auction process.  Based on the fair market value methodology and the assumptions above, as compared to the Company’s December 31, 2008 net worth and interest-bearing indebtedness, it was concluded that no goodwill impairment existed and that the fair value of its assets exceeded the carrying value by approximately 10 to 15%.  The Company determined there were no events that would require an ASC 350 analysis to be completed as of September 30, 2009.

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

Interest rate risk.  We are exposed to market risk relating to changes in interest rates in respect to our Revolving Facility.  As of September 30, 2009, we had nothing outstanding under the Revolving Facility, which bears interest at variable rates.  We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

Item 4T. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2009.  For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financials officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide us with a reasonably level of assurance of achieving their objectives as outlined above.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2009, our disclosure controls and procedures were effective at a reasonable level of assurance.

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

Sales to the kitchen and bath cabinet market account for approximately 90-95% of our total sales.  Sales in this market are driven by new home construction and home repair and remodeling activity.  New home construction and repair and remodeling activity continues to be affected by changes in economic and other conditions, such as gross domestic product levels, employment levels, demographic trends, availability of financing, interest rates and consumer confidence.  These factors can negatively affect the demand for our products.  Any deterioration in these factors could have a material adverse effect on our business, financial condition and results of operations.

The Company derives a significant portion of its revenue as a result of the demand for its products created by the building of new homes, and repair and remodeling of existing homes.  During the second half of 2006, the home building, repair and remodeling industry experienced a slowdown as a result of general economic conditions.  This slowdown has continued into 2009, and has had a negative impact on our results of operations for the three and nine months ended September 30, 2009.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

WII COMPONENTS, INC.

Dated: November 12, 2009	By:
/s/ John Fitzpatrick
John Fitzpatrick
President and Chief Executive Officer
(Principal Executive Officer)
Dated: November 12, 2009
/s/ Dale B. Herbst
Dale B. Herbst
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)