Form 10-K
period 2009-12-31
WII Components, Inc.
filed 2010-03-31
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company filer.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒	Smaller Reporting Company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2009: not applicable.

As of  March 17, 2010, 100 shares of common stock of the registrant, $.01 par value per share, were issued and outstanding (all of which are owned by WII Holding, Inc.).

DOCUMENTS INCORPORATED BY REFERENCE:   None.

WII COMPONENTS, INC.

FORM 10-K

Year Ended December 31, 2009

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

PART I

Item 1. Business

Our Company

We believe we are one of the leading manufacturers of hardwood cabinet doors, hardwood components and engineered wood products in the United States.  In 2009, we generated approximately 93% of our sales from the kitchen and bath cabinet manufacturing industry.  We believe our reputation for high quality and reliable performance has enabled us to establish strong, long-standing relationships with our customers, which include most of the top cabinet manufacturers in the United States.  Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders.  We generated net sales of approximately $32.2 million for the three months ended December 31, 2009 and approximately $130.5 million for the year ended December 31, 2009.

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

We operate twelve manufacturing facilities located in Minnesota, North Dakota, Ohio, Oregon, Pennsylvania, Kansas, North Carolina, West Virginia, and Kentucky that allow us to distribute our products nationwide.  In 2005, we acquired substantially all of the assets of Dimension Moldings, Inc., and as a result of the acquisition we commenced operations at a second Ohio facility located in Middlefield, Ohio.  In 2005, we also acquired a rough mill facility in Greenville, Pennsylvania and commenced operations at a manufacturing facility in Lansing, Kansas.  In 2007, we commenced operations at manufacturing facilities in West Jordan, Utah and Monroe, Washington.  Each of these facilities in Utah and Washington contributed minimal capacity to the Company and were closed in the second half of 2008 due to the slowdown in the industry.  In 2008, we commenced operations at a manufacturing facility in Conover, North Carolina.  In the fourth quarter of 2009, we commenced operations at a manufacturing facility in Moorefield, West Virginia that adds minimal production capacity to the Company.  Overall, we have made substantial capital investments to broaden the scope of our manufacturing operations from rough milling through final production, which maximizes our yield from raw materials and allows us to meet the short lead time requirements of our customers.  Our technical knowledge and expertise with respect to the entire production process enable us to meet the specifications and delivery time demands of our customers for almost any style of cabinet doors or components with high quality standards at a competitive cost.  We believe we offer customers among the shortest lead times in the industry, an important criteria in our customers’ procurement decisions.

Our senior management team has an average of 19 years of industry experience and 18 years with our Company.  Our President and Chief Executive Officer, John Fitzpatrick, has over 25 years of experience in managing manufacturing-based companies and has led our senior management team since July 2000.

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

Customers

We have been servicing our top ten customers for an average of approximately 17 years, with a minimum of two years.  In 2009, sales to Masco Corporation and Elkay accounted for 43% and 17%, respectively, of our net sales.  No other customer accounted for more than 10% of our sales in 2009.  We have experienced lower sales volume over the past three years with most of our top ten customers due to the overall market decline related to lower demand for new homes and remodeling of existing homes.

Sales and Marketing

Substantially all of our sales are made directly to cabinet manufacturers without the use of third party sales representatives or distributors.  Our sales and marketing group is organized primarily by product and geography.  The group includes a sales director for all product lines, a marketing director for hardwood products, and four account managers.  Over the past few years, our sales and marketing efforts have been focused on strengthening relationships with our most important customers and introducing new products to targeted markets.  Due to our long-standing relationships with our key customers, sales and marketing involves relationships at multiple levels with our customers.  Accordingly, our internal sales force works closely with our manufacturing and marketing personnel to develop new opportunities in our core kitchen and bath market, which accounted for approximately 93% of our sales in 2009, as well as our other markets, including store fixtures.  In 2009, approximately 99.7% of our net revenues resulted from sales in the United States, while the balance resulted from sales in Canada and Mexico.

We do not rely on imported product components for any significant portion of our business.  However, we do purchase imported components for use in our domestic manufacturing process and for direct sale to our customers.  In 2009, our sales of imported products accounted for less than 1% of our total sales.

Seasonality

Our sales historically have been moderately seasonal, reflecting the temporary slow down in consumer purchasing activity during the winter holiday season and the summer months.

Supply of Raw Materials

The primary raw materials we purchase are green, kiln-dried, and semi-processed hardwood lumber, MDF, hardwood veneer and PVC foil.  Hardwood lumber accounts for the largest portion of our material costs.  We purchase our lumber directly from hardwood mills, which allows us to both leverage our scale and avoid the costs associated with intermediaries.  We purchase from a network of over 50 regional mills throughout the Northern and Appalachian hardwood forest areas in close proximity to our manufacturing facilities.  No single supplier accounted for more than 8% of our material purchases in 2009, and we are not dependent on any single supplier for any raw material product.  Our top ten suppliers accounted for approximately 32% of the key raw materials we purchased in 2009.

We purchase a variety of species of hardwood lumber, with hard maple, cherry, and red oak accounting for our largest volumes.  The prices of the various species have fluctuated historically on independent supply and demand curves and are not highly correlated to one another.  Generally, we have been able to pass lumber price changes through to our customers in a three to nine month time period by working in a partnership with them.  Our ability to pass through these price changes to our customers is dependent on prevailing economic and competitive conditions.

Competition

We operate in the highly competitive kitchen and bath cabinet door and component industry.  Our competitors include other independent kitchen and bath cabinet door and component manufacturers and vertically integrated cabinet manufacturers who produce their own doors and components.  We estimate that the cabinet door and component market segment in which we compete represented approximately $1.2 billion of the overall U.S. cabinet market in 2009.  We believe that independent cabinet door and component manufacturers, like us, accounted for approximately $0.6 billion of this segment in 2009, while vertically integrated cabinet manufacturers accounted for the remainder.

We are one of the three largest manufacturers in the independent cabinet component industry.  We believe that in 2009 we accounted for approximately 23% of total outsourced cabinet door and component market sales, and together with our principal competitors Conestoga Wood Products and Appalachian Wood Products, based on publicly available information and management estimates, accounted for approximately 47% of this market in 2009.

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

Employees

As of December 31, 2009, we had approximately 1,005 full-time employees, 7 part-time employees, and 50 leased employees.  Currently, none of our employees are covered by a collective bargaining agreement.

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

Sales to the kitchen and bath cabinet market accounted for approximately 93% of our total sales for the year ended December 31, 2009.  Sales in this market are driven by new home construction and home repair and remodeling activity.  New home construction and repair and remodeling activity continues to be affected by changes in economic and other conditions, such as gross domestic product levels, employment levels, demographic trends, availability of financing, interest rates and consumer confidence.  These factors can negatively affect the demand for our products.  Any deterioration in these factors could have a material adverse effect on our business, financial condition and results of operations.

The Company derives a significant portion of its revenue as a result of the demand for its products created by the building of new homes, and repair and remodeling of existing homes.  During the second half of 2006, the home building, repair and remodeling industry experienced a slowdown as a result of general economic conditions.  The slowdown has continued into 2009, and based on the Kitchen Cabinet Manufacturers Association data for 2009, the kitchen cabinet market is estimated to be down approximately 28%.  This slowdown has had, and continues to have, a negative effect on our sales and income from operations.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

We are subject to a number of debt agreements, including our Senior Credit Facility, the indenture governing the Senior Notes and the purchase agreements governing the pay-in-kind notes issued by our Parent (the “Parent Notes”), which contain covenants that restrict our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.  In addition, our Senior Credit Facility and Parent Notes require us to comply with certain consolidated financial ratios and financial tests. Our ability to meet these financial ratios and financial tests may be affected by events beyond our control, including a prolonged downturn in the housing market.  On March 30, 2009, we amended and obtained waivers to our Senior Credit Facility to, among other things, adjust the interest coverage ratio and total leverage ratio that we were required to maintain as of December 31, 2008, and as of the end of each quarterly period through December 31, 2009 to reflect current economic conditions.  On March 30, 2009, Parent also amended and obtained waivers to the Parent Notes to, among other things, waive the total leverage ratio that we were required to maintain as of December 31, 2008, and to adjust the total leverage ratio we are required to maintain as of the end of each quarterly period through December 31, 2009 to reflect current economic conditions.  On March 26, 2010, we amended our Senior Credit Facility again to, among other things, adjust the interest coverage ratio and total leverage ratio that we are required to maintain as of March 31, 2010 and at the end of each quarterly period through December 31, 2010.  On March 26, 2010, Parent also amended the Parent Notes to, among other things, adjust the total leverage ratio we are required to maintain as of the end of each quarterly period through December 31, 2010.  Any breach of the covenants in our debt agreements could result in a default of the obligations under such debt agreement and cause a cross-default under one or more of our other debt agreements.  If there were an event of default under one of the debt agreements that was not cured or waived, the lenders under such debt agreement could cause all amounts outstanding thereunder to be due and payable immediately.  Our assets and cash flow may not be sufficient to fully repay borrowings under our debt agreements if accelerated upon an event of default.

To service our indebtedness, we will require a significant amount of cash.  Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our cash interest expense for the year ended December 31, 2009 was approximately $11.0 million.  Our ability to make payments on and to refinance our indebtedness, including the Senior Notes, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness, including the Senior Notes, or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness, including the Senior Notes, on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations.  In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all.  Our ability to restructure or refinance our indebtedness, including the Senior Notes, will depend on the condition of the capital markets and our financial condition at such time.  Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.  The terms of existing or future debt instruments, including the indenture governing the Senior Notes, may limit or prevent us from taking any of these actions.  Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the Senior Notes.

In addition, if we are unable to meet their debt service obligations under the Senior Notes, the holders of the Senior Notes would have the right to cause the entire principal amount of the Senior Notes to become immediately due and payable.  If the amounts outstanding under these instruments are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to our debt holders, including holders of the Senior Notes.

We are dependent on major customers for a significant portion of our net sales.

For the year ended December 31, 2009, our top ten customers accounted for approximately 89% of our net sales.  During this period, our two largest customers accounted for approximately 60% of our net sales.  The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could have a material adverse effect on our results of operations.  Future consolidation in the cabinet manufacturing market in which our customers operate could increase the concentration of our sales and therefore increase these risks.

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

Our profitability is affected by the prices of our raw materials, which may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, competition and, in some cases, government regulation.  The prices for the hardwood species we use in production of our hardwood doors and components are subject to some volatility.  In the past calendar year the price of hard maple, the primary hardwood specie we use, (accounting for approximately 41% of our lumber purchases) decreased by approximately 14%, and the price of cherry, (accounting for approximately 31% of our lumber purchases) decreased by 29%.  We have no long-term supply contracts for the raw materials used in the manufacture of our products.  This means that we are subject to changes in the prices charged by our suppliers.  Recently, we have experienced moderate increases in the price we pay for our hardwood materials.  Significant increases in the prices of raw materials could materially adversely affect our business, financial condition and results of operations, especially if we are not able to recover these costs by increasing the prices we charge our customers for our products.  In 2009, the U.S. kitchen and bath industry relied heavily on domestic maple, which is of a higher quality than imported maple.  A shortage in the supply of domestic maple or certain other species of lumber could increase prices for these raw materials, which could also have a material adverse effect on our business, financial condition and results of operations.  Generally, we have been able to pass through cost increases to our customers in a three to nine month time period, but the price increases may not fully offset the effects of increasing raw material costs.  Our ability to pass through these price changes to our customers is dependent on prevailing economic and competitive conditions.

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

We operate in the highly fragmented and very competitive cabinet door and component industry.  Our competitors include international, national and local cabinet and cabinet component manufacturers.  These can be large consolidated operations with manufacturing facilities in large and efficient plants, as well as relatively small, local cabinetmakers.  Some of our competitors may achieve greater market penetration in certain of the markets in which we operate, have greater financial and other resources available and be less leveraged, which may provide them with greater financial flexibility.  Moreover, companies in other building products industries may choose to compete with us.  To remain competitive, we will need to invest continuously in manufacturing, customer service and product development.  We may have to adjust the prices of some of our products to stay competitive.  In this regard, we have faced increased pricing pressure in light of the current economic slowdown.  We may not have sufficient resources to continue to make such investments to maintain our competitive position within each of the markets we serve.

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

The application of ASC 350 resulted in the recognition of a significant non-cash impairment charge for 2009. Going forward, we may incur impairment charges on our goodwill and other intangible assets with indefinite lives, which could negatively impact our business, financial condition and results of operations.

In accordance with ASC 350, we test goodwill and other intangible assets for impairment during the fourth quarter of each year and on an interim date should factors or indicators become apparent that would require an interim test.  In recent periods we have taken significant charges relating to the impairment of goodwill.  See Note 4 to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

As discussed in Note 4 to the consolidated financial statements included in this Annual Report of Form 10-K, we performed our annual impairment test as of December 31, 2009, and conclude that our goodwill was impaired.  Therefore, we recognized $13.6 million in goodwill impairment charges during the fourth quarter of fiscal 2009.

As of December 31, 2009, goodwill and other intangible assets with indefinite lives represented approximately 55% of our total assets.  If in the future, we determine that there has been an impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of any income tax effects, which could have an adverse effect on our financial condition and results of operations.

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

As of March 17, 2010, Parent owned 100% of our outstanding voting capital stock and Olympus Growth Fund IV, L.P. and Olympus Executive Fund, L.P. (each of which is an investment fund managed by Olympus Partners) collectively owned 86.66% of the outstanding voting capital stock of Parent.  For ease of reference, we sometimes collectively refer to Olympus Growth Fund IV, L.P. and Olympus Executive Fund, L.P. herein as the “Olympus Funds”.  Olympus Growth Fund IV, L.P. has the ability to control the election of our Board of Directors and the election of the board of directors of Parent and, by virtue of its ownership in Parent and certain contractual voting rights set forth in the Parent Stockholders Agreement among the current stockholders of Parent, the outcome of other issues submitted to the stockholders for approval.  See “Security Ownership of

Certain Beneficial Owners and Management and Related Stockholder Matters.”  We cannot assure you that the interests of Olympus Growth Fund IV, L.P. will not conflict with the interests of the holders of our Senior Notes.  In particular, Olympus Growth Fund IV, L.P. may cause a change of control at a time when we do not have sufficient funds to repurchase our Senior Notes, or to repay our Senior Credit Facility.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in St. Cloud, Minnesota.  We own eight and lease four manufacturing facilities.  We believe that our facilities are currently operating at approximately 40-45% of overall plant capacity.  We intend to increase current levels of capacity utilization while handling an increased volume of sales.  In addition, we have increased capacity over time through increases in operating efficiencies and growth investments at our hardwood component, door and engineered woods facilities.  We expanded our Molalla, Oregon plant in 2004 to create additional capacity for customers located on the West Coast.  In 2006, we completed the expansions of our (i) Cabinet Door plant in St. Cloud, Minnesota to create additional door manufacturing capacity, and (ii) Greenville, Pennsylvania facility to add incremental capacity for lumber drying and roughmilling.  In 2007, we completed the expansion of leased facilities in West Jordan, Utah and Monroe, Washington to add incremental door manufacturing capacity.  Each of these facilities in Utah and Washington contributed minimal capacity to the Company and were closed in the second half of 2008 due to the slowdown in the industry.  In 2008, we completed the expansion of a leased facility in Conover, North Carolina to add incremental door manufacturing capacity.  In the fourth quarter 2009, we commenced operations at a manufacturing facility in Moorefield, West Virginia that adds minimal RTF production capacity.

Our Woodcraft subsidiary operates three facilities in Minnesota, two of which are located in St. Cloud and one of which is located in Foreston.  Our Minnesota facilities manufacture hardwood components, and one of our St. Cloud facilities also produces approximately 50% of our hardwood doors.  The hardwood door plant in St. Cloud includes high-volume hardwood door production together with flexible production cells required to respond to customer KAT orders.  Our Woodcraft division also has a fourth facility located in Bowling Green, Kentucky where we manufacture hardwood components for shipment to our Minnesota and Ohio facilities.  Our Woodcraft subsidiary in 2005 acquired a facility located in Middlefield, Ohio, which manufactures hardwood component moldings, and also purchased a facility located in Greenville, Pennsylvania, which manufactures hardwood components for shipment to our Minnesota and Ohio facilities.  In the first quarter 2008, our Woodcraft subsidiary completed an expansion in Conover, North Carolina to produce hardwood doors.

In Wahpeton, North Dakota, our PrimeWood subsidiary manufactures RTF doors and components, VRPs and wrapped profiles.  We believe our Wahpeton facility, which supplies cabinet manufacturers throughout North America, is one of the largest independent producers of engineered woods in North America.  We acquired this facility in 1998 in connection with our acquisition of PrimeWood, Inc.  The PrimeWood subsidiary in 2005 also began operations at a manufacturing facility in Lansing, Kansas that manufactures RTF doors and components.  The Lansing facility is located in the Lansing Correctional Institute and employs inmates in the production of RTF components.  In the fourth quarter 2009, our PrimeWood subsidiary commenced operations at a manufacturing facility in Moorefield, West Virginia that added minimal RTF production capacity.

Our Brentwood subsidiary operates a manufacturing facility in Molalla, Oregon where we produce hardwood and RTF doors, primarily for distribution to our customers located on the West Coast.  Our Molalla facility focuses primarily on KAT production of custom and semi-custom products.  We acquired this facility in 2002 in connection with our acquisition of Brentwood, Inc.  In 2007, our Brentwood subsidiary completed an expansion in Monroe, Washington to produce hardwood doors, which ultimately was closed in the second half of 2008 due to the slowdown in the industry.

Our former Grand Valley subsidiary (which is now part of Woodcraft) operates a manufacturing facility in Orwell, Ohio where we produce hardwood doors through KAT production, primarily for semi-custom products.  We acquired this facility in 2004 in connection with our acquisition of the former Grand Valley subsidiary.

The following chart sets forth information regarding our headquarters and our twelve manufacturing facilities:

Location	Primary Product Line	Square Footage	Description of Property Interest
St. Cloud, Minnesota	Headquarters	10,000	Owned
St. Cloud, Minnesota	Hardwood Doors	153,000	Owned
St. Cloud, Minnesota	Hardwood Components	157,450	Owned
Foreston, Minnesota	Hardwood Components	137,770	Owned
Bowling Green, Kentucky	Hardwood Components	116,880	Owned
Middlefield, Ohio	Hardwood Components	40,000	Leased
Greenville, Pennsylvania	Hardwood Components	80,000	Owned
Wahpeton, North Dakota	RTF Doors and Components, VRP	200,000	Owned
Lansing, Kansas	RTF Doors and Components	19,000	Leased
Molalla, Oregon	Hardwood and RTF Doors	100,000	Owned
Orwell, Ohio	Hardwood Doors	40,000	Owned
Moorefield, West Virginia	RTF Doors and Components	10,000	Leased
Conover, North Carolina	Hardwood Doors	55,000	Leased

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

Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the common stock of WII Components, Inc.  As a result of the Transaction, WII Components, Inc. is a wholly owned subsidiary of Parent.

We became a wholly owned subsidiary of Parent on January 9, 2007.  Since that time, we have made cash dividends to, and made other distributions on account of the, Parent from time to time to enable Parent to (i) make cash interest payments on the Parent Notes, (ii) pay its customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead incurred on account of its ownership of us, and (iii) pay the fees under a management services agreement between Parent and an affiliate of Olympus Funds.  These payments totaled approximately $5.0 million in 2008 and were deferred in 2009.  We expect to make similar payments to or on account of Parent in the foreseeable future.  Any payment of future dividends and the amounts thereof will be dependent upon the Company’s earnings, fiscal requirements and other factors deemed relevant by the Company’s Board of Directors.  Certain restrictive covenants contained in the Company’s Senior Credit Facility and the indenture governing the Senior Notes currently restrict our ability to make dividends or other payments to Parent.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a detailed discussion of such restrictions.

As a result of the Transaction, all outstanding stock options were terminated and canceled on January 9, 2007, and there are currently no stock options of the Company issued and outstanding.

Parent issued restricted stock on August 31, 2007 and September 14, 2007 to certain members of our management totaling 55,219 shares of Parent common stock.  The fair value of the Parent common stock was considered contributed capital to the Company and had a fair value of approximately $397,000 on the date of the grant.  The restricted stock becomes fully vested after seven years, or earlier, if certain milestones described in the underlying grant agreements are met.  In 2009, 1,121 shares of restricted stock were repurchased due to the termination of a member of management.

Item 6. Selected Financial Data

The following table sets forth certain of our historical consolidated financial data.  The Transaction was completed on January 9, 2007, and the Transaction has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.  The selected historical consolidated financial data as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements.  Historical results are not necessarily indicative of the results to be expected in the future.  You should read the following data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and accompanying notes included elsewhere in this annual report.

	Year Ended December 31,
	2009	2008	2007	2006	2005 (1)
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$130,455	$193,373	$249,303	$285,633	$259,603
Cost of sales	110,093	166,635	205,063	237,289	217,625
Gross profit	20,362	26,738	44,240	48,344	41,978
Total operating expenses (2)	25,753	13,934	24,096	18,024	14,805
Operating (loss) income	(5,391)	12,804	20,144	30,320	27,173
Interest expense	12,449	13,024	15,460	14,038	13,561
Other (income) loss, net (3)	(23)	(1,860)	(453)	(88)	(50)
Income tax (benefit) expense	(2,634)	324	2,096	6,627	5,487
Net (loss) earnings	$(15,183)	$1,316	$3,041	$9,743	$8,175
Other Financial Data:
Depreciation and amortization (4)	$8,388	$8,762	$8,712	$7,926	$6,760
Capital expenditures (5)	1,700	3,722	7,629	15,999	11,787
Net cash provided by operating activities	3,873	13,714	16,500	23,426	12,990
Balance Sheet Data (at end of period):
Total assets	$203,077	$221,006	$247,957	$230,314	$221,594
Long-term debt, plus current maturities	108,350	111,947	124,202	127,500	127,500
Capital lease obligations	—	—	530	1,111	2,466

(1) In July 2005, the Company acquired substantially all of the assets of a moldings manufacturing company operating under the name Dimension Moldings, Inc. through an asset purchase.  The results of operations for this acquired business have been included in our financial statements since the date of acquisition.

(2) Total operating expenses include $1.3 million of stock compensation expense in 2005 related to stock option variable accounting, $3.1 million of stock compensation expense in 2006 related to stock option accounting, and $1.8 million of compensation expense in 2007 related to stock option accounting and transaction incentives.  In addition, 2007 includes transaction costs for the Transaction, tender offer costs, and management advisory fees of approximately $7.2 million, $0.8 million, and $0.6 million, respectively.  Total operating expenses in 2008 include $0.6 million for management advisory fees.  Total operating expenses in 2009 include $0.5 million of accrued expenses related to management advisory fees and $13.6 million for a goodwill impairment charge.

(3) For the fiscal year ended December 31, 2008, the Company recognized $1.7 million of gains on the extinguishment of debt.

(4) Depreciation and amortization does not include amortization of deferred financing fees (which are included in interest expense) for the fiscal years ended December 31, 2005, 2006, 2007, 2008 and 2009 of $1.0 million, $1.1 million, $2.5 million, $1.5 million and $1.5 million, respectively.

(5) Includes capital expenditures in Accounts Payable at the end of the period, which have not been paid in cash.  See “Consolidated Statements of Cash Flows” included in the consolidated financial statements elsewhere in this report for more information.

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

Overview

We are one of the leading manufacturers of hardwood cabinet doors and components and engineered wood products in the United States.  Our products include (1) hardwood cabinet door components, face frames and drawer fronts, (2) fully assembled hardwood cabinet doors, (3) rigid thermofoil, or RTF, cabinet doors and components, (4) veneer raised panels, or VRPs, and (5) a variety of laminated and profile-wrapped components.  In 2009, we generated approximately 93% of our sales from the kitchen and bath cabinet manufacturing industry.  Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders.  We conduct all of our operations through our Woodcraft, PrimeWood and Brentwood subsidiaries and we operate twelve manufacturing facilities located in Minnesota, North Dakota, Ohio, Oregon, Pennsylvania, Kansas, North Carolina, West Virginia, and Kentucky that allow us to distribute our products nationwide.

In the past twelve years, we have consummated four strategic acquisitions that have enhanced our market position, product breadth and geographic reach.  In June 1998, we acquired PrimeWood, a manufacturer of RTF, VRP and profile-wrapped engineered wood products based in North Dakota.  In July 2002, we acquired Brentwood, a manufacturer of solid wood and RTF cabinet doors located in Oregon.  In April 2004, we acquired Grand Valley, a manufacturer of solid wood cabinet doors located in Ohio.  In July 2005, we acquired substantially all of the assets of Dimension Moldings, Inc. (DMI), an Ohio corporation, which was in the business of manufacturing hardwood component moldings at a facility located in Middlefield, Ohio.  Following the acquisition, our Woodcraft subsidiary manufactures hardwood component moldings at the Middlefield facility.

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

Results of Operations

As discussed below, we continued to experience a slowdown in net sales for the twelve months ended December 31, 2009 that began in the second half of 2006.  This kitchen and bath industry-wide slowdown had a negative impact on our gross profit and operating income margin percentages due to fixed costs becoming a higher percentage of sales.   In addition, we have continued to experience decreases in hardwood material prices, which generally are passed on to our customers through lower selling prices in accordance with indexing agreements that reset approximately every three to nine months.  While the prices we pay for hardwood materials continued to decline through April 2009, they stabilized by mid year and began to increase in December 2009.  These declines in our material costs through April 2009 resulted in lower selling prices in the second half of 2009 due to our indexing agreements with our customers.  Our ability to pass through these price changes to our customers is dependent on prevailing economic and competitive conditions.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

The years ended December 31, 2009 and 2008 are shown in the table below. The following table sets forth selected operating data derived from our consolidated statements of operations and presents this information as a percentage of net sales.

	Year Ended December 31, 2009	Year Ended December 31, 2008
	(Dollars in thousands)
Net sales	$130,455	$193,373
% of net sales	100.0%	100.0%
Cost of sales	110,093	166,635
% of net sales	84.4%	86.2%
Gross profit	20,362	26,738
% of net sales	15.6%	13.8%
Operating expenses	25,753	13,934
% of net sales	19.7%	7.2%
Operating (loss) income	(5,391)	12,804
% of net sales	(4.1)%	6.6%
Other expenses:
Interest expense	12,449	13,024
% of net sales	9.5%	6.7%
Other (income) loss, net	(23)	(1,860)
% of net sales	(0.0)%	(1.0)%
Income tax (benefit) expense	(2,634)	324
% of net sales	(2.0)%	0.2%
Net (loss) earnings	(15,183)	1,316
% of net sales	(11.6)%	0.7%

Net Sales.  Net sales decreased $62.9 million, or 32.5%, from $193.4 million for the year ended December 31, 2008 to $130.5 million for the year ended December 31, 2009.  Sales in our hardwood and engineered wood product line decreased $55.4 million and $7.5 million, respectively.  These decreases are mainly attributable to an overall slowdown in the market that began in the second half of 2006, and to a lesser extent, an approximately 5% decline in our overall selling prices, mainly due to lower hardwood material costs.  We have indexing agreements with a majority of our customers, whereby selling prices to customers are generally increased or decreased, but with a three to nine month lag time, as our material costs increase or decrease.

Cost of Sales.  Cost of sales decreased $56.5 million, or 33.9%, from $166.6 million for the year ended December 31, 2008 to $110.1 million for the year ended December 31, 2009.  This decrease in cost of sales is primarily attributable to (i) lower material, labor and overhead costs as a result of lower volume of sales, and, to a lesser extent, (ii) lower hardwood material costs.

Gross Profit.  Gross profit decreased $6.3 million, or 23.6%, from $26.7 million for the year ended December 31, 2008 to $20.4 million for the same period in 2009 as a result of the factors described above.  As a percentage of net sales, our gross profit increased 180 basis points from 13.8% for the year ended December 31, 2008 to 15.6% for the same period in 2009.  As a percentage of sales, gross profit improved due to lower lumber costs and improved operating efficiencies.  This increase was partially offset with spreading fixed costs over lower sales volume.

Operating Expenses.  Operating expenses increased $11.9 million, or 85.6%, from $13.9 million for the year ended December 31, 2008 to $25.8 million for the year ended December 31, 2009.  The increase primarily consists of (i) $13.6 million goodwill impairment and (ii) $0.2 million due to increased allowance for doubtful accounts expense in 2009.  The increase was partially offset by (i) approximately $0.8 million lower salaries, including benefits, due to eliminated positions throughout 2008 and 2009, and (ii) $0.8 million due to a long-lived asset write-off in conjunction with the closing of our West Jordan, Utah facility in 2008, and, to a lesser extent, (iii) $0.2 million lower professional fees, and (iv) $0.1 million lower travel costs.  We concluded there were no triggering events or changes in circumstances requiring an interim goodwill impairment analysis to be completed during the first three quarters of 2009.  As a percentage of sales, operating expenses increased from 7.2% for the year ended December 31, 2008 to 19.7% for the same period in 2009, as a result of the factors described above.

Operating Income.  Operating income decreased by $18.2 million, or 142.2%, from $12.8 million for the year ended December 31, 2008 to a loss of $5.4 million for the year ended December 31, 2009 as a result of the net effect of the factors described above.

Interest Expense.  Interest expense decreased $0.6 million, or 4.6%, from $13.0 million for the year ended December 31, 2008 to $12.4 million for the year ended December 31, 2009.  This decrease relates to lower interest expense in 2009 due to the $3.5 million principal reduction during the three months ended March 31, 2009 on the First Lien Term Facility.

Other (Income) Loss.  Other income decreased $1.8 million from $1.9 million for the year ended December 31, 2008 to $23,000 for the year ended December 31, 2009.  This income represents interest received from our interest bearing accounts and 2008 also includes a $1.7 million gain on the extinguishment of debt.

Income Tax Expense.  Income tax expense decreased $2.9 million from $0.3 million for the year ended December 31, 2008 to a benefit of $2.6 million for the year ended December 31, 2009 as a result of lower earnings, and a lower effective tax rate.  The effective tax rate decreased 500 basis points from 19.8% in 2008 to 14.8% in 2009 due to state taxes and permanent differences.

Net Earnings.  Net earnings decreased $16.5 million from $1.3 million for the year ended December 31, 2008 to $15.2 million net loss for the year ended December 31, 2009 as a result of the factors described above.

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

Net Sales.  Net sales decreased $55.9 million, or 22.4%, from $249.3 million for the year ended December 31, 2007 to $193.4 million for the year ended December 31, 2008.  Sales in our hardwood and engineered wood product line decreased $51.0 million and $5.0 million, respectively.  These decreases are mainly attributable to an overall slowdown in the market that began in the second half of 2006, and, to a lesser extent, an approximately 4% decline in our overall selling prices, mainly due to lower hardwood material costs.  We have indexing agreements with a majority of our customers, whereby selling prices to customers are generally increased or decreased, but with a three to nine month lag time, as our material costs increase or decrease.

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

Other (Income) Loss.  Other income increased $1.4 million, or 280.0%, from $0.5 million for the year ended December 31, 2007 to $1.9 million for the year ended December 31, 2008.  This income represents interest received from our interest bearing accounts and 2008 also includes a $1.7 million gain on the extinguishment of debt.

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

In conjunction with the Transaction, we entered into a senior credit facility, the “Senior Credit Facility”), with Credit Suisse, Cayman Islands Branch, which provided for (i) a senior secured first lien term loan facility in an aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, (the “Revolving Facility” and, together with the First Lien Term Facility, the “First Lien Facilities”) of which $10.0 million is available through a subfacility in the form of letters of credit.  On March 30, 2009, we repaid all amounts outstanding under the First Lien Term Facility and no additional borrowings are available thereunder.  As of December 31, 2009, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  As of December 31, 2009, we had no outstanding borrowings under the Revolving Facility.  Borrowings under the Revolving Facility bear interest at a fluctuating rate equal to either the base rate plus 2.75% per annum or LIBOR plus 3.75% per annum (effective rate of 5.25% at December 31, 2009).  We must comply with certain financial covenants under our Senior Credit Facility, including maintenance of an interest coverage ratio and a total leverage ratio.  We were in compliance with all of our covenants as of December 31, 2009.

On March 30, 2009, we entered into an amendment to our Senior Credit Facility, which among other things: (i) increased the applicable interest rate margin for borrowings thereunder; (ii) eliminated the requirement that we maintain corporate debt ratings; (iii) extended the date by which we must amend the indenture governing the Senior Notes to eliminate certain of the restrictive covenants contained therein (including covenants related to the incurrence of indebtedness and liens) or redeem the Senior Notes to March 31, 2010; (iv) extended our ability to continue to pay cash dividends to enable Parent to make cash interest payments on the Parent Notes to March 31, 2010; (v) increased the maximum total leverage ratio we may have at the end of each quarterly period from December 31, 2008 through December 31, 2009, (vi) required payment of remaining balance due under the First Term Lien Facility of approximately $3.6 million and (vii) decreased the minimum interest coverage ratio we are required to maintain at the end of each quarterly period from December 31, 2008 through December 31, 2009.  The amendment also waived for the four fiscal quarters ended December 31, 2008, any default or event of default that may have arisen from our failure to maintain the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio set forth in the Senior Credit Facility prior to the effective date of the amendment.

On March 26, 2010, we entered into an amendment to our Senior Credit Facility, which among other things: (i) extended the date by which we must amend the indenture governing the Senior Notes to eliminate certain of the restrictive covenants contained therein (including covenants related to the incurrence of indebtedness and liens) or redeem the Senior Notes to March 31, 2011; (ii) increased the maximum total leverage ratio we may have at the end of each quarterly period from March 31, 2010 through December 31, 2010; (iii) added an asset-based borrowing base as a condition to borrowing under the Senior Credit Facility; (iv) extended our ability to continue to pay cash dividends to enable Parent to make cash interest payments on the Parent Notes to March 31, 2011; and (v) decreased the minimum interest coverage ratio we are required to maintain at the end of each quarterly period from March 31, 2010 through December 31, 2010.

Indebtedness for borrowed money incurred under our Senior Credit Facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles.  The Senior Credit Facility is scheduled to mature in January 2013.

As of December 31, 2009, the weighted average interest rate for the Company’s outstanding debt was 10.1%.

Our Senior Credit Facility and the indenture for the Senior Notes impose certain restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.  The subsidiary guarantors are generally not restricted in their ability to dividend or otherwise distribute funds to the Company except for restrictions imposed under applicable state corporate law.  The Company is limited in its ability to pay dividends or otherwise make other distributions to Parent under the Senior Credit Facility and the indenture governing the Senior Notes.  Specifically, as amended, the Senior Credit Facility prohibits the Company from making any distributions to Parent except for limited purposes, including, but not limited to: (i) prior to March 31, 2011, the Company may pay cash dividends and distributions to Parent to enable Parent to make cash interest payments on the Parent Notes, provided that (x) after giving pro forma effect to such dividend or distribution, the consolidated first lien leverage ratio does not exceed 1.0 to 1.0, and (y) the amount of such dividends and distributions shall not exceed $3,225,000 in any calendar quarter, (ii) customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead of Parent incurred in the ordinary course of business to the extent attributable to the business of the Company and its subsidiaries and in the aggregate not to exceed $500,000 in any fiscal year, and (iii) the Company may pay management fees of Parent not to exceed $750,000 in any fiscal year, as well as any previously accrued but unpaid management fees for any previous fiscal years without regard to this $750,000 limitation, so long as the amount accrued in any such previous fiscal year did not exceed $750,000, in each case,  so long as no default has occurred.  The indenture provides that the Company can generally pay dividends and make other distributions to Parent in an amount not to exceed (i) 50% of the Company’s consolidated net income for the period beginning April 1, 2004 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the net cash proceeds received by the Company from the issuance and sale of capital stock, plus (iii) the net return of certain investments, provided that certain conditions are satisfied, including that the Company has a consolidated interest coverage ratio of greater than 2.0 to 1.0.  For the twelve month period ended December 31, 2009, the Company’s consolidated interest coverage ratio was less than 2.0 to 1.0.

On March 30, 2009, Parent amended and obtained a waiver to the Note Purchase Agreements related to the Parent Notes to waive the total leverage ratio that we were required to maintain as of December 31, 2008 and to adjust the total leverage ratio that we are required to maintain as of the end of each quarterly period through December 31, 2009 to reflect current economic conditions.  In addition, in connection with this amendment and waiver, the $150,000 quarterly advisory fee payable by Parent to an affiliate of the Olympus Funds under the advisory services agreement discussed below, has been deferred for each quarter of 2009 and will be payable in 2010 or thereafter.  See “Certain Relationships and Related Party

Transactions, and Director Independence - Advisory Services Agreement” for additional information regarding the advisory services agreement.

On March 26, 2010, Parent also amended the Parent Notes to, among other things, adjust the total leverage ratio we are required to maintain as of the end of each quarterly period through December 31, 2010.

As of December 31, 2009 and 2008, we had no capital lease obligations.

The Company has outstanding Senior Notes in an aggregate principal amount of $108.4 million.  The Senior Notes mature on February 15, 2012.  During the three months ended March 31, 2008, the Company purchased and canceled approximately $11.5 million in principal amount of the Senior Notes for payment of $9.8 million resulting in a gain on extinguishment of debt of approximately $1.7 million.  The Company used available cash and borrowings under its Revolving Facility for payment thereof.

Each of the Company’s subsidiaries, which are all 100% owned subsidiaries of the Company, have fully and unconditionally guaranteed the Senior Notes on a joint and several basis.  The Company has no assets or operations independent of its subsidiaries.  As a result, the Company has not presented separate financial statements of the subsidiary guarantors.

As of December 31, 2009, we had $13.1 million of cash and cash equivalents available for any corporate purposes, compared to $14.7 million as of December 31, 2008.

Cash flow from operating activities.  As of December 31, 2009, we had $13.1 million of cash and cash equivalents available for working capital purposes.  As of December 31, 2008, we had $14.7 million of cash and cash equivalents available for working capital purposes.  Cash provided by operating activities for the years ended December 31, 2009 and 2008 was $3.9 million and $13.7 million, respectively.  The decreased source of cash provided by operating activities is mainly attributable to (i) lower net income in 2009, (ii) higher inventories in 2009 of $1.0 million, whereas, inventories had declined $7.4 million in 2008, and (iii) an increase in accounts receivable in 2009 of $4.2 million, whereas accounts receivable had declined $7.1 million in 2008.  Days of receivables outstanding increased by six days as of December 31, 2009 versus December 31, 2008 mainly due to a majority of customers that were closed the last two weeks of December 2008 and certain customer payment terms have been modified over the past year.  These were offset partially by (i) an increase in accounts payable in 2009 of approximately $2.8 million, whereas, accounts payable had decreased $2.1 million in 2008, and (ii) a payment of $6.2 million in 2008 for income tax refunds that were due to previous stockholders of the Company in accordance with the Transaction agreement.

Cash flow from investing activities.  Net cash used in investing activities was $1.6 million for the year ended December 31, 2009 and $3.7 million for the year ended December 31, 2008.  Capital expenditures in 2009 were $1.7 million compared to $3.7 million for the year ended December 31, 2008.  The decrease in capital expenditures in 2009 is primarily due to lower capital expenditures needed for capacity requirements.

Cash flow from financing activities.  Net cash used in financing activities for the year ended December 31, 2009 totaled $3.9 million primarily due to (i) principal payments on the Senior Credit Facility of $3.6 million, (ii) debt issuance costs of $0.1 million, and (iii) a $0.2 million decrease in the amount Due to Parent related to income tax obligations.  Net cash provided by financing activities for the year ended December 31, 2008 totaled $14.9 million primarily due to (i) capital lease payments of $0.5 million, (ii) principal payments on the Senior Credit Facility of $0.8 million, (iii) purchase of $9.8 million of Senior Notes, and (iv) a distribution on behalf of the Parent of $4.5 million to the Parent for payment on the Parent Notes.  The cash used in financing activities was partially offset with cash provided by financing activities due to a $0.7 million increase for the amount Due to Parent related to income tax obligations.

For years ended December 31, 2009 and December 31, 2008, our two largest customers accounted for approximately 60% and 55%, respectively, of our net sales.  As of December 31, 2009 and December 31, 2008, our two largest customers accounted for approximately 72% and 47%, respectively, of our consolidated accounts receivables balance.  The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could have a material adverse effect on our results of operations and future cash flows.

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

We derive a significant portion of our revenue as a result of demand for our products created by the building of new homes, and repair and remodeling of existing homes.  During the second half of 2006, the home building, and repair and remodeling industry experienced a slowdown as a result of general economic conditions.  This slowdown has worsened into 2009, and has had a negative impact on our results of operations for the year ended December 31, 2009.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on our business, financial condition or results of operations which may include impairment charges of goodwill and other long-term assets.

Recently, the financial markets experienced a period of unprecedented turmoil, including the bankruptcy, restructuring or sale of certain financial institutions and the intervention of the U.S. federal government.  While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money from our existing lenders under our Senior Credit Facility to finance our operations were to be impaired.  The crisis in the financial markets may also have a material adverse impact on the availability and cost of credit in the future.  Our ability to pay our debt or refinance our obligations under our Senior Credit Facility or the Senior Notes will depend on our future performance, which will be affected by, among other things, prevailing economic conditions.  The recent financial crisis may also have an adverse effect on the U.S., which would have a negative impact on demand for our products.  In addition, tightening of credit markets may have an adverse impact on our customers’ ability to finance the purchase of our products or our suppliers’ ability to provide us with raw materials, either of which could adversely affect our business and results of operations.

We intend to continue to manage the business in this slower economy and its effect on our industry by diligently reviewing our costs of doing business on a routine basis, controlling working capital in a slower business climate, and minimizing our capital expenditure needs.  We note, however, that we expect our working capital requirements to increase by approximately $6.0 to $7.0 million, beyond normal seasonality in our business, due to longer collection times on certain receivables and inventory increases on certain product programs with our customers.  We expect that the majority of this increase will occur in the first half of 2010.

We anticipate, but cannot provide assurance, that the funds generated by operations and funds available under the Senior Credit Facility will be sufficient to meet working capital requirements and to finance capital expenditures for the foreseeable future, including the next twelve months.  We intend to incur additional capital expenditures in the ordinary course of doing business.

Schedule of Contractual Obligations

The following table details our projected payments for our contractual obligations as of December 31, 2009.  The table is based upon available information and certain assumptions that we believe are reasonable.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(Dollars in thousands)
Long-term debt obligations	$—	$108,350	$—	$—	$108,350
Interest expense on fixed rate debt	10,835	12,318	—	—	23,153
Operating lease obligations	393	272	190	—	855
Total contractual cash obligations	$11,228	$120,940	$190	$—	$132,358

As of December 31, 2009, we had no outstanding indebtedness with a variable interest rate.

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

Off-Balance Sheet Arrangements

With the exception of routine operating leases, we had no off-balance sheet financing arrangements at December 31, 2009, 2008 and 2007.

Inflation

Our cost of sales is subject to inflationary pressures on labor costs, prices of the raw materials we use and various overhead costs.  We generally have been able over time to offset the effects of inflation and price fluctuations through a combination of sales price increases and operational efficiencies.  We currently believe that raw material cost pressure has increased in the fourth quarter 2009.  We continue to attempt to pass along these costs to our customers, but such efforts typically lag three to nine months behind material cost changes and we can not guarantee a full offset.  Our ability to pass through these price changes to our customers is dependent on prevailing economic and competitive conditions.

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

Goodwill.  We evaluate goodwill for impairment annually or whenever an indicator of impairment occurs.  If events or circumstances change, including reductions in anticipated cash flows generated by operations, goodwill could become further impaired and result in a charge to earnings.  If a goodwill impairment charge was recorded, the Company’s compliance with financing arrangement covenant ratios would not be impacted as these ratios exclude non-cash charges.

The Company performed its ASC 350 analysis as of December 31, 2009.  To establish fair market value, items considered were:  (1) comparable public company trading multiples, (2) other comparable transaction multiples and (3) the Woodcraft transaction multiple resulting from a competitive auction process.

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

We placed limited weight on the comparable transactions because there have been no comparable transactions since 2007.  Given the significant changes in the overall economic conditions and their impact on our industry since 2007, comparable transaction multiples from 2007, in our opinion, are not relevant for purposes of establishing fair value as of December 31, 2009.  The comparable transaction valuation multiple analysis from 2007 aggregated mean and median valuation multiples that were slightly higher than the transaction multiple associated with our January 2007 transaction.  Although a net discount could be applied to these multiples in valuing our business because of our smaller size (partially offset by a premium, in our opinion, for our more attractive business model), we believe any such discount is unnecessary because of the occurrence of cyclical multiple expansion, as discussed below.

In January 2007, Woodcraft was acquired through a competitive bidding process which established a fair market value based on a multiple of EBITDA for the prior twelve month period.  This multiple was then adjusted to account for the cyclical multiple expansion occurring as a result of the slowdown in housing that had been occurring since 2006.  We believe valuation multiples in cyclical industries tend to compress at higher points in a cycle and expand at lower points in a cycle.  We refer to this trend as “cyclical multiple expansion.”  As of December 31, 2009, we have advanced three years into the current housing downturn and, in our opinion, are closer to the lower point in this cycle.  Accordingly, we believe this has resulted in expanded multiples.  Moreover, given the severity of the current downturn, we would expect the magnitude of such multiple expansion to be significant.  To account for these expanded multiples, we have applied premiums of 40-50% to the January 2007 Woodcraft transaction multiple to compute a low and high range of fair value.  The low and high premium was based on similar multiple expansions experienced by companies within similar industries from 2006 through 2009.   The companies used to calculate the cyclical multiple expansion for our annual goodwill analysis have been consistent from year to year.  If the number of comparable companies increases or decreases or the cyclical multiple expansion calculations change within these comparable companies, our goodwill impairment analysis could be affected.

Based on the fair market value methodology and assumptions as of December 31, 2009, the annual test for goodwill impairment resulted in a fair value amount below the Company’s carrying value which required further analysis to determine the goodwill impairment amount.  The determination of the goodwill impairment was based on the fair value of assets and liabilities as if the Company had been acquired using a hypothetical business combination with a purchase price equal to the market multiple valuation balance as of December 31, 2009.  This impairment analysis concluded the purchase price, as determined, was in excess of the net assets however this excess was below the recorded goodwill balance at December 31, 2009.  The difference between the recorded goodwill and excess fair value at December 31, 2009 was the computed goodwill impairment of $13.6 million.  As of December 31, 2008, the Company determined its fair value exceeded its carrying value resulting in no goodwill impairment.

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

Due to lower sales and earnings for the twelve months ended December 31, 2009, the Company performed a ASC 360  impairment test.  Based on an undiscounted cash flows model, the Company’s carrying value of long-lived assets was adequate and no write-down was necessary.  Separate from the undiscounted cash flow model, it was determined a triggering event occurred in 2008, in conjunction with the decision to discontinue manufacturing operations at our West Jordan, Utah facility.  This long-lived asset impairment totaled $0.7 million in 2008 due to certain long-lived assets that will not be utilized in the future.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” which was primarily codified into Topic 855 “Subsequent Events” in the ASC.  This guidance was issued in order to establish principles and requirements for reviewing and reporting subsequent events.  On February 24th 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 to amend ASC 855, “Subsequent Events”. As a result, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements—either in originally issued financial statements or reissued financial statements. The adoption of this guidance did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Use of the new Codification is effective for interim and annual periods ending after September 15, 2009.  The Company has used the new Codification in reference to GAAP in this annual report on Form 10-K and such use has not impacted the consolidated results of the Company.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements”.  This guidance will require reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820 and provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments.  Entities will have to provide fair value measurement disclosures for each class of financial assets and liabilities.  The guidance will be effective for any fiscal year that begins after December 15, 2010.  We do not anticipate the adoption of ASU No. 2010-06 to have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to various market risks such as fluctuating lumber prices and interest rates.

Commodity Price Risk.  Hardwood lumber accounts for the largest portion of our material costs. Our profitability is therefore affected by the prices of lumber which may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, competition and, in some cases, government regulation.  Though we are not dependent on any single supplier for our raw materials, we have no long-term supply contracts and thus, are subject to changes in the prices charged by our suppliers.  The prices for the primary hardwood species we use in the production of our hardwood doors and components are subject to some volatility.  We generally pass through cost increases to our customers, but such efforts typically lag three to nine months behind material cost changes and we can not guarantee a full offset.  Our ability to pass through these price changes to our customers is dependent on prevailing economic and competitive conditions.

Interest Rate Risk.  We are exposed to market risk relating to changes in interest rates in respect of a portion of our long-term debt.  As of December 31, 2009, we had no outstanding indebtedness which bears interest at a variable rate.  We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

WII Components, Inc.

St. Cloud, Minnesota

We have audited the accompanying consolidated balance sheets of WII Components, Inc. (a Delaware Corporation and wholly-owned subsidiary of WII Holding, Inc.) and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the Index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WII Components, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota

March 31, 2010

WII COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(In thousands, except share and per share amounts)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,102	$14,721
Accounts receivable—net of allowance for doubtful accounts of $325 and $239, respectively	10,754	6,603
Inventories	14,407	13,442
Deferred income taxes	1,927	1,318
Other current assets	735	850
Total current assets	40,925	36,934
PROPERTY, PLANT, AND EQUIPMENT - AT COST:
Land	3,439	3,439
Buildings and yards	26,150	26,122
Equipment	61,112	59,845
Less accumulated depreciation	(39,422)	(32,869)
Property, plant, and equipment—net	51,279	56,537
GOODWILL AND OTHER ASSETS:
Goodwill	99,152	112,748
Customer relationship—net	8,266	9,924
Noncompete agreements—net	31	65
Other assets	3,424	4,798
Total goodwill and other assets	110,873	127,535
TOTAL	$203,077	$221,006
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$3,597
Accounts payable	3,990	1,187
Accrued payroll	2,713	2,935
Other current liabilities	13,226	13,711
Total current liabilities	19,929	21,430
LONG-TERM DEBT—Net of current maturities	108,350	108,350
DEFERRED INCOME TAXES	3,174	5,217
OTHER LONG-TERM LIABILITIES	2,324	1,947
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock:
Voting	—	—
Nonvoting,	—	—
Additional paid-in capital	71,341	71,291
(Accumulated deficit) retained earnings	(2,041)	12,771
Total stockholders’ equity	69,300	84,062
TOTAL	$203,077	$221,006

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
NET SALES	$130,455	$193,373	$249,303
COST OF SALES	110,093	166,635	205,063
Gross profit	20,362	26,738	44,240
OPERATING EXPENSES:
General and administrative	9,048	10,695	20,792
Selling and marketing	2,977	3,185	3,253
Goodwill impairment	13,596	—	—
Loss (gain) on sale of assets	132	54	51
Total operating expenses	25,753	13,934	24,096
OPERATING (LOSS) INCOME	(5,391)	12,804	20,144
OTHER INCOME (EXPENSE):
Interest income	16	135	472
Interest expense	(12,449)	(13,024)	(15,460)
Other income (expense)	7	1,725	(19)
Total other expense	(12,426)	(11,164)	(15,007)
INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(17,817)	1,640	5,137
INCOME TAX (BENEFIT) EXPENSE	(2,634)	324	2,096
NET (LOSS) EARNINGS	$(15,183)	$1,316	$3,041

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock				Additional	(Accumulated Deficit)
	Voting		Nonvoting		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
BALANCE—January 1, 2007	21,762,081	$217	854,261	$9	$56,244	$21,509	$77,979
Net earnings						3,041	3,041
Stock-based compensation	100				100		100
Recapitalization of stock	(21,762,081)	(217)	(854,261)	(9)		226	—
Effect of adoption of ASC 740						1,449	1,449
Amount due to Sellers						(6,043)	(6,043)
Variable stock option pricing					1,029		1,029
Recapitalization-equity contribution					21,747	(256)	21,491
Recapitalization and repurchase stock options					(7,879)	(2,689)	(10,568)
Expenses paid on behalf of Parent						(2,609)	(2,609)
BALANCE—December 31, 2007	100	—	—	—	71,241	14,628	85,869
Net earnings						1,316	1,316
Stock-based compensation					50		50
Amount due to Sellers						666	666
Income tax benefit on stock option payments to Seller						639	639
Payments made on behalf of Parent						(4,478)	(4,478)
BALANCE—December 31, 2008	100	—	—	—	71,291	12,771	84,062
Net loss						(15,183)	(15,183)
Stock-based compensation					50		50
Amount due to Sellers						371	371
BALANCE—December 31, 2009	100	$—	—	$—	$71,341	(2,041)	$69,300

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net (loss) earnings	$(15,183)	$1,316	$3,041
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	8,388	8,762	8,712
Amortization of debt issue costs	1,510	1,510	2,453
Gain on extinguishments of debt	—	(1,725)	—
Deferred income taxes	(2,652)	(631)	3,392
Loss on sale of property, plant, and equipment	132	54	51
Stock compensation expense	50	50	1,130
Goodwill impairment	13,596	—	—
Long-lived asset impairment	—	696	—
Change in operating assets and liabilities:
Accounts receivable	(4,151)	7,065	(2,347)
Inventories	(965)	7,383	675
Other current assets	115	(181)	(73)
Accounts payable	2,803	(2,116)	(1,368)
Accrued payroll and other current liabilities	(301)	(976)	(6,001)
Current tax benefit due to Sellers	(9)	(6,710)	6,719
Other long-term liabilities	540	(783)	116
Total adjustments	24,828	12,398	13,459
Net cash provided by operating activities	3,873	13,714	16,500
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(1,700)	(3,722)	(7,896)
DMI earn-out payment	—	—	(5,000)
Proceeds from sale of property, plant, and equipment	131	12	38
Net cash used in investing activities	(1,569)	(3,710)	(12,858)
FINANCING ACTIVITIES:
Principal payments of long-term debt	(3,597)	(17,659)	(14,031)
Borrowings of long-term debt	—	6,600	10,152
Recapitalization - equity contribution	—	—	21,747
Debt issuance costs	(136)	(29)	(3,554)
Recapitalization - repurchase of stock options	—	—	(7,879)
Due to Parent	(190)	709	4,058
Payments made on behalf of Parent	—	(4,478)	(2,609)
Net cash (used in) provided by provided by financing activities	(3,923)	(14,857)	7,884
NET (DECREASE) INCREASE IN CASH	(1,619)	(4,853)	11,526
Cash and cash equivalents—Beginning of period	14,721	19,574	8,048
Cash and cash equivalents—End of period	$13,102	$14,721	$19,574
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,999	$11,992	$12,983
Cash paid for income taxes	$216	$450	$714
NONCASH ACTIVITY:
Recapitalization - repurchase of common stock funded by the Parent	$—	$—	$226
Future tax benefit due to Sellers in:
Other current liabilities	$—	$9	$6,719
Other long-term liabilities	$1,784	$1,947	$2,313
Deferred income taxes	$—	$—	$2,945
Capital expenditures in accounts payable	$—	$—	$152
Note receivable in connection with the sale of property, plant and equipment	$—	$55	$111
Effect of adoption of ASC 740	$—	$—	$1,449

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

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

Principles of Consolidation  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; Woodcraft Industries, Inc. and its wholly owned subsidiaries, PrimeWood, Inc. (“PrimeWood”) and Brentwood Acquisition, Corp. (“Brentwood”) and Dimension Moldings, Inc. (“DMI”) (Note 6).  Grand Valley was merged with and into Woodcraft Industries, Inc. on December 31, 2006.  All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

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

	Year Ended December 31,
	2009	2008	2007
A	43%	37%	36%
B	17	18	18

These two customers represented the following percentages of consolidated accounts receivable as of December 31:

	2009	2008
A	57%	41%
B	16	6

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

Inventories  Inventories as of December 31 consisted of the following (in thousands):

	2009	2008
Raw materials	$7,338	$6,977
Work in process	3,213	2,761
Finished goods	2,322	2,496
LIFO adjustment	1,534	1,208
	$14,407	$13,442

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market. The remainder of the inventory is valued at the lower of first-in, first-out method (“FIFO”) cost or market.  As of December 31, 2009 and 2008, inventory on the LIFO method represented 62% and 61% of the inventory balance, respectively.

If LIFO inventories had been valued at current costs determined on a FIFO basis the effect on costs of sales would be an increase of $0.3 million, $0.8 million, and $1.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.

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

The Company did not have any capital leases outstanding at December 31, 2009 and December 31, 2008.

Depreciation for the years ended December 31, 2009, 2008, and 2007 was $6.7 million, $7.1 million, and $6.8 million, respectively.

Goodwill  The Company evaluates goodwill for impairment at least annually or when events or changes in circumstances indicate impairment.  The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year.  Fair value is measured using a market multiple valuation method.  As of December 31, 2009 the Company determined its carrying value exceeded its fair value resulting in goodwill impairment (see Note 4).  As of December 31, 2008 and 2007, the Company determined its fair value exceeded its carrying value resulting in no goodwill impairment.

Customer Relationship  Customer relationship relates to intangible assets recorded through previous acquisitions for relationships with significant customers.  The original cost of these customer relationships is $16.6 million, and the related accumulated amortization as of December 31, 2009 and 2008 is $8.4 million and $6.7 million, respectively.  The intangible assets are being amortized over the estimated life of 10 years. Amortization for the year ended December 31, 2009, 2008, and 2007 was $1.7 million, $1.7 million, and $1.6 million, respectively.  Expected amortization is as follows for the years ended December 31 (in thousands):

2010	$1,657
2011	1,658
2012	1,657
2013	1,658
2014	1,636
Thereafter	—

Noncompete Agreement  Noncompete agreements primarily relate to agreements with the former owners of Brentwood, Grand Valley, and Dimension Moldings, Inc. The original cost of these noncompete agreements is $2.4 million, and the related accumulated amortization as of December 31, 2009 and 2008 is $2.3 million and $2.3 million, respectively.  Noncompete agreement rights are being amortized over the applicable terms of the agreements (5 years, 7 years, and 5 years, respectively).  The noncompete agreement with the former owner of Brentwood was fully amortized in July 2007.  The noncompete agreements with the former owners of Grand Valley and Dimension Moldings, Inc. are expected to be fully amortized by April 2011 and July 2010, respectively.  Amortization for the years ended December 31, 2009, 2008, and 2007 was $34,000, $34,000, and $285,000, respectively.  As of December 31, 2009 the noncompete intangible asset was $31,000.  Expected amortization is as follows for the years ended December 31 (in thousands):

2010	$26
2011	5

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

Impairment of Long-Lived Assets  The Company evaluates the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by the associated undiscounted cash flows.  Due to the lower sales and earnings for the twelve months ended December 31, 2009 and the current economic environment, the Company performed an ASC 360 impairment test.  Based on the undiscounted cash flows analysis, the Company determined the carrying value of long-lived assets was not impaired.  In December 2008, the Company ceased operations in its West Jordan, Utah location and concluded certain long-lived assets in this facility did not have any future use and recorded an impairment of $0.7 million.

Fair Value of Financial Instruments  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value, because of the short maturity of these instruments.  The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered to the Company for a term equal to the same remaining maturities.  The fair value of the First Lien Term Facility (Note 7) approximates the carrying amount due to the variable interest rate on this obligation.  Based on quoted market values, the fair value of the Senior Notes was determined to be $65.0 million and $37.9 million at December 31, 2009 and December 31, 2008, respectively.

Other Current Liabilities  Other current liabilities consisted of the following (in thousands):

	December 31,
	2009	2008
Self-insurance reserve	$2,236	$2,548
Accrued interest expense	4,124	4,184
Due to Parent	4,578	4,768
Accrued bonuses	262	38
Payment due to former shareholders	—	8
Other	2,026	2,165
	$13,226	$13,711

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

Uncertain Tax Positions On January 1, 2007, the Company adopted the provisions of ASC 740, “Income Taxes”, which clarifies the accounting for uncertain tax positions recognized in an enterprise’s financial statements.  ASC 740 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of an income tax provision taken or expected to be taken in a tax return.  It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition

As a result of the implementation of ASC 740, the Company recognized a $1.4 million decrease in the liability for uncertain tax positions which, as required, was accounted for as an increase to the January 1, 2007 balance of retained earnings.  The decrease is the result of the derecognition of certain tax positions taken in prior years that management feels are sustainable based on audit results.  As of and for the years ended December 31, 2009 and 2008, the activity and balance of unrecognized tax benefits were not significant.  The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before December 31, 2004.  The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented.  During the years ended December 31, 2009 and 2008, the amount of interest and penalties was not significant.  The Company files in numerous state jurisdictions with varying statutes of limitations which have been considered in conjunction with the unrecognized tax benefits analysis as of December 31, 2009 and 2008.

Stock Options  The Company maintained the amended 2003 Stock Option and Grant Plan (“2003 Plan”) through January 9, 2007, at which time the 2003 Plan was terminated.  In addition, all of the options, which were outstanding at the time of the Transaction, were deemed to be fully vested and then terminated on January 9, 2007.  The 2003 Plan allowed the granting of both incentive stock options and nonqualified stock options.  Under the terms for the amended 2003 Plan, a maximum of 3,000,000 shares of stock, subject to adjustment, were made available for awards to officers, employees, directors, consultants, and other key persons of the Company.  Awards included, but were not limited to, stock options, restricted stock, unrestricted stock awards, and substitute performance awards.  Option awards were generally granted with an exercise price equal to the calculated fair market value of the Company’s stock.  Options generally vested over four years and had 10-year contractual terms.

Information regarding stock options under all plans is summarized as follows:

	Year Ended December 31, 2007
	Options	Weighted Average Exercise Price
Outstanding, beginning of period	2,518,500	$2.86
Granted	—	$—
Exercised	—	$—
Canceled	2,518,500	$2.86
Outstanding, end of period	—	$—

Effective January 1, 2006 the Company adopted ASC 718 Compensation-Stock Compensation (ASC 718), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values over the requisite service period.  In conjunction with the adoption of ASC 718, the Company utilized the prospective transition method as permitted by ASC 718.  Under this transition method, ASC 718 is applied prospectively to all new awards issued as well as awards modified, repurchased, or canceled after the effective date.  The Company continued to account for the 2,351,000 options outstanding at the effective date of ASC 718 using the accounting principles originally applied to those options.  The Company recorded $1,029,000 for the year ended December 31, 2007, of related stock-based compensation expense.  The total income tax benefit for share-based compensation arrangements was $400,000 for the year ended December 31, 2007.

Restricted Stock  Parent issued Restricted Stock Agreements on August 31, 2007 and September 14, 2007 to certain Company management personnel totaling 55,219 shares of Parent common stock.  The fair value of the restricted stock was approximately $397,000 on the date of the grant.  Based on the fair value of the restricted stock at the date of grant and related vesting, there was $50,000 of related compensation expense recorded for each of the years ending December 31, 2009 and December 31, 2008.  The amount of compensation expense in 2007 was not significant.  The restricted stock becomes fully vested after seven years, or earlier, if certain milestones, as defined, are met.  The restricted stock was considered contributed capital to the Company from its Parent.

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

New Accounting Pronouncements  In September 2006, the Financial Accounting Standards Board (“FASB”)  issued a new accounting standard, now included in Accounting Standards Codification (“ASC”) 820 (formerly SFAS 157), “Fair Value Measurements and Disclosures” to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements.  The Company adopted this standard effective January 1, 2008.  The adoption of this standard did not have a material effect on its financial position or results of operations.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” which was primarily codified into Topic 855 “Subsequent Events” in the ASC.  This guidance was issued in order to establish principles and requirements for reviewing and reporting subsequent events.  On February 24th 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 to amend ASC 855, Subsequent Events.  As a result, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements—either in originally issued financial statements or reissued financial statements. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Use of the new Codification is effective for interim and annual periods ending after September 15, 2009.  The Company has used the new Codification in reference to GAAP in this annual report on Form 10-K and such use has not impacted the consolidated results of the Company.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements”.  This guidance will require reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820 and provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments. Entities will have to provide fair value measurement disclosures for each class of financial assets and liabilities.  The guidance will be effective for any fiscal year that begins after December 15, 2010.  The Company does not anticipate the adoption of ASU No. 2010-06 to have a material impact on its financial statements.

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

The Company’s sales by product category are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Hardwood products	$102,482	$157,877	$208,913
Engineered wood products	27,973	35,496	40,390
Total	$130,455	$193,373	$249,303

Substantially all assets are located and sales are made within North America.

4. GOODWILL

The changes in the carrying amount of goodwill were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Balance—Beginning of period	$112,748	$112,748	$108,748
Goodwill impairment	(13,596)	—	—
DMI contingent consideration	—	—	4,000
Balance—End of period	$99,152	$112,748	$112,748

The December 31, 2009 annual test for goodwill impairment resulted in a fair value amount below the Company’s carrying value which required further analysis to determine the goodwill impairment amount.  The determination of the goodwill impairment was based on the fair value of assets and liabilities as if the Company had been acquired using a hypothetical business combination with a purchase price equal to the market multiple valuation balance as of December 31, 2009.  This impairment analysis concluded the purchase price, as determined, was in excess of the net assets however this excess was below the recorded goodwill balance at December 31, 2009.  The difference between the recorded goodwill and excess fair value at December 31, 2009 was the computed goodwill impairment of $13.6 million.  As of December 31, 2008 and as of December 31, 2007, the Company determined its fair value exceeded its carrying value resulting in no goodwill impairment.

5. FAIR VALUE MEASUREMENTS

The Company accounts for fair value measurements in accordance with ASC 820, which defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 establishes three levels of inputs that may be used to measure fair value:

•                  Level 1 — inputs utilizing quoted prices (unadjusted) in active markets for identical assets and liabilities.

•                  Level 2 — observable inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets in markets that are not active.

•                  Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Effective January 1, 2009, the provisions of ASC 820 became applicable for non-financial assets and liabilities recognized at fair value in the financial statements on a nonrecurring basis.  Repossessed equipment are assets measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.

The following table presents the assets measured at fair value on a nonrecurring basis as of December 31, 2009:

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total

Goodwill	$—	$—	$99,152	$99,152
Total assets at fair value	$—	$—	$99,152	$99,152

6. RECAPITALIZATION AND OTHER ACQUISITION

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

In conjunction with the Transaction, the Company entered into a senior credit facility (the “Senior Credit Facility”), with Credit Suisse, Cayman Islands Branch, which provided for (i) a senior secured first lien term loan facility in an aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount up to $25.0 million, subject to certain conditions (the “Revolving Facility” and, together with the First Lien Term Facility, the “First Lien Facilities”), of which $10.0 million is available through a sub facility in the form of letters of credit (See Note 7).

In conjunction with the Transaction, the Parent entered into Note Purchase Agreements with OCM Mezzanine Fund II, L.P. and Olympus Growth Fund IV, L.P.  The Note Purchase Agreement with OCM Mezzanine Fund II, L.P. consisted of $43.0 million senior payment-in-kind notes with no required principal amortization.  The Note Purchase Agreement with Olympus Growth Fund IV, L.P. consisted of $43.0 million junior payment-in-kind notes with no required principal amortization.  These notes (the “Parent Notes”) are scheduled to mature in April 2012.  During the term of the Parent Notes, Parent is able at its option to pay interest on the Parent Notes through the issuance of additional notes. The Company is not liable for, and has not otherwise guaranteed, any of the obligations of Parent with respect to the Parent Notes.  The Company is, however, subject to a number of restrictive covenants under the Note Purchase Agreements.  On March 30, 2009, the Parent obtained waivers for the restrictive covenants in the Note Purchase Agreements relating to the maximum total leverage ratio permitted for the period ending December 31, 2008.  The Company was in compliance with all covenants as of December 31, 2009.  In addition, the Company is limited in its ability to pay dividends or otherwise make distributions to Parent under the Senior Credit Facility and the indenture governing the 10% Senior Notes due 2012 (the “Senior Notes”).  The Parent Notes are not reflected in the Company’s consolidated balance sheet as the Company did not push down the new accounting basis because of the significance of the public debt holders’ influence on the Company’s ability to control the form of ownership.

Effective as of June 13, 2007, the Parent issued an additional $20.0 million of Parent Notes to Olympus Growth Fund IV, L.P., and purchased $20.0 million of Parent Notes from OCM Mezzanine Fund II, L.P.  During the twelve month periods ended December 31, 2009 and December 31, 2008, the Company had no distributions and distributions totaling $4.5 million, respectively, to the Parent for payment on Parent Notes.  The 2008 distribution to the Parent was recorded as a reduction in retained earnings.

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

In conjunction with the Transaction, the previous stockholders of the Company will receive the benefit of certain negotiated transaction related tax deductions whenever such deductions are realized.  Due to this agreement, there was $6.2 million paid during the twelve month period ended December 31, 2008.  As of December 31, 2009, the entire liability for the agreement is $1.7 million and is included in Other Long-Term Liabilities.

The Company recorded expenses of $9.9 million in the twelve months ended December 31, 2007 related to the Transaction.  These expenses comprised of $1.0 million of compensation expense related to accelerated vesting of stock options, $0.2 million of employer related payroll taxes for the accelerated vesting of stock options, $1.3 million of transaction incentive expenses, $7.0 million of transaction costs and $0.4 million of deferred financing costs related to refinanced indebtedness.  In addition to these amounts, the Company capitalized $4.0 million of transaction costs into goodwill related to the accelerated earn-out, and $3.6 million of deferred financing costs relating to the Senior Credit Facility.  Parent made a capital contribution of $21.7 million to the Company in connection with these transaction costs.

7. FINANCING ARRANGEMENTS

Long-term debt consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Senior Notes (10%) due 2012	$108,350	$108,350
First Lien Term Facility	—	3,597
Total debt	108,350	111,947
Less current maturities	—	3,597
	$108,350	$108,350

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

Credit Facility  In conjunction with the Transaction, the Company entered into the Senior Credit Facility, with Credit Suisse, Cayman Islands Branch, which provided for (i) the First Lien Term Facility in an aggregate principal amount of $150.0 million and (ii) the Revolving Facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, of which $10.0 million is available through a sub facility in the form of letters of credit.  On March 30, 2009, we repaid all amounts outstanding under the First Lien Term Facility, and no additional borrowings are available thereunder.  As of December 31, 2009, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  As of December 31, 2009 the Company had no outstanding borrowings under the Revolving Facility.  Borrowings under the Revolving Facility bear interest at a fluctuating rate equal to either the base rate plus 2.75% per annum or LIBOR plus 3.75% per annum (effective rate of 5.25% and 4.21% at December 31, 2009 and December 31, 2008, respectively).  The Company must comply with certain financial covenants under its Senior Credit Facility, including maintenance of an interest coverage ratio and a total leverage ratio.  We were in compliance with such covenants as of December 31, 2009.

On March 30, 2009, the Company entered into an amendment to its Senior Credit Facility, which among other things: (i) increased the applicable interest rate margin for borrowings thereunder; (ii) eliminated the requirement that the Company maintain corporate debt ratings; (iii) extended the date by which the Company must amend the indenture governing the Senior Notes to eliminate certain of the restrictive covenants contained therein (including covenants related to the incurrence of indebtedness and liens) or redeem the Senior Notes to March 31, 2010; (iv) extended the Company’s ability to continue to pay cash dividends to enable Parent to make cash interest payments on the Parent Notes to March 31, 2010; (v) increased the maximum total leverage ratio the Company may have at the end of each quarterly period from December 31, 2008 through December 31, 2009, (vi) required payment of the remaining balance due under the First Lien Term Facility of approximately $3.6 million and (vii) decreased the minimum interest coverage ratio the Company is required to maintain at the end of each quarterly period from December 31, 2008 through December 31, 2009.  The amendment also waived for the four fiscal quarters ended December 31, 2008, any default or event of default that may have arisen from the Company’s failure to maintain the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio set forth in the Senior Credit Facility prior to the effective date of the amendment.

On March 26, 2010, the Company entered into an amendment to its Senior Credit Facility, which among other things: (i) extended the date by which the Company must amend the indenture governing the Senior Notes to eliminate certain of the restrictive covenants contained therein (including covenants related to the incurrence of indebtedness and liens) or redeem the Senior Notes to March 31, 2011; (ii) increased the maximum total leverage ratio the Company may have at the end of each quarterly period from March 31, 2010 through December 31, 2010; (iii) added an asset-based borrowing base as a condition to borrowing under the Senior Credit Facility; (iv) extended the Company’s ability to continue to pay cash dividends to enable Parent to make cash interest payments on the Parent Notes to March 31, 2011; and (v) decreased the minimum interest coverage ratio the Company is required to maintain at the end of each quarterly period from March 31, 2010 through December 31, 2010.

The Senior Credit Facility is collateralized by substantially all assets of the Company including real and personal property, inventory, accounts receivable, intellectual property and other intangibles.  The Senior Credit Facility is scheduled to mature January 2013.

Restrictions on Indebtedness  Our Senior Credit Facility and the indenture for the Senior Notes impose certain restrictions on the Company’s ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities.  The subsidiary guarantors are generally not restricted in their ability to dividend or otherwise distribute funds to the Company except for restrictions imposed under applicable state corporate law.  The Company is limited in its ability to pay dividends or otherwise make other distributions to Parent under the Senior Credit Facility and the indenture governing the Senior Notes.  Specifically, the Senior Credit Facility, as amended,  prohibits the Company from making any distributions to Parent except for limited purposes, including, but not limited to: (i) prior to March 31, 2011, the Company may pay cash dividends and distributions to Parent to enable Parent to make cash interest payments on the acquisition loan, provided that (x) after giving pro forma effect to such dividend or distribution, the consolidated first lien leverage ratio does not exceed 1.0 to 1.0, and (y) the amount of such dividends and distributions shall not exceed $3,225,000 in any calendar quarter, (ii) customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead of Parent incurred in the ordinary course of business to the extent attributable to the business of the Company and its subsidiaries and in the aggregate not to exceed $500,000 in any fiscal year, and (iii) the Company may pay management fees of Parent not to exceed $750,000 in any fiscal year, as well as any previously accrued but unpaid management fees for any previous fiscal years without regard to this $750,000 limitation, so long as the amount accrued in any such previous fiscal year did not exceed $750,000, in each case, so long as no default has occurred.  The indenture provides that the Company can generally pay dividends and make other distributions to Parent in an amount not to exceed (i) 50% of the Company’s consolidated net income for the period beginning April 1, 2004 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the net cash proceeds received by the Company from the issuance and sale of capital stock, plus (iii) the net return of certain investments, provided that certain conditions are satisfied, including that the Company has a consolidated interest coverage ratio of greater than 2.0 to 1.0.  For the twelve month period ended December 31, 2009, the Company’s consolidated interest coverage ratio was less than 2.0 to 1.0.

8. COMMITMENTS AND CONTINGENCIES

Operating Leases  The Company is obligated under various operating leases for warehouse space and plant equipment.  Rental expense under these agreements was approximately $924,000, $1,085,000, and $913,000 for the years ended December 31, 2009, 2008, and 2007, respectively.  Future minimum lease payments are as follows (in thousands) as of December 31, 2009:

Year Ending December 31
2010	$393
2011	144
2012	128
2013	105
2014	85

Woodcraft Industries, Inc. Retirement Assurance Plan  The Company sponsors a 401(k) and profit sharing plan which covers certain full-time employees who meet eligibility requirements as to age and length of service.  Employees are allowed to make pretax contributions up to the maximum amount permitted by law.  Employer contributions to the plan are made at the discretion of the Board of Directors.  The Company’s contribution was approximately $77,000, $554,000, and $620,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

Litigation  In the normal course of business, the Company is subject to various instances of litigation.  In the opinion of the Company’s management and legal counsel, the ultimate settlement of such matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

9. INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current provision:
Federal	$(117)	$835	$(1,807)
State	135	120	478
	18	955	(1,329)
Deferred tax (benefit) expense	(2,652)	(631)	3,425
Provision for income taxes	$(2,634)	$324	$2,096

The provision for income taxes differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income due to the following:

	Year Ended December 31,
	2009	2008	2007
Tax provision at federal rate	$(6,236)	$573	$1,798
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	12	25	27
Federal tax credits	—	—	(125)
Goodwill impairment	4,320	—	—
Management fee	(654)	—	—
State income taxes—net of federal benefit	(62)	127	471
Change in deferred tax rate	(33)	(119)	—
Other	19	(282)	(75)
Provision for income taxes	$(2,634)	$324	$2,096

Net deferred tax assets (liabilities) consist of the following components as of December 31:

	2009	2008
Depreciation	$(6,407)	$(6,451)
Noncompete agreements	679	882
Goodwill and other amortizable assets	34	(365)
Accruals	357	(338)
Inventory	(162)	(464)
Capital leases	84	85
Bad debt expense	122	56
NOL carryforward	2,819	1,626
Accrued payroll and health insurance	1,227	1,070
Net deferred tax liabilities	$(1,247)	$(3,899)

Current	$1,927	$1,318
Noncurrent	(3,174)	(5,217)
	$(1,247)	$(3,899)

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

10. STOCKHOLDERS’ EQUITY

The Company’s Amended and Restated Certificate of Incorporation authorized the aggregate issuance of 30,000,000 shares of stock divided into three classes: 28,000,000 shares of voting common stock, $0.01 par value; 1,000,000 shares of nonvoting common stock, $0.01 par value; and 1,000,000 shares of undesignated preferred stock, par value $0.01.

As a result of the Transaction, all the outstanding capital stock (100 shares) of WII Components, Inc. was acquired by WII Holding, Inc. (“Parent”) through the Transaction of a newly formed wholly owned subsidiary of Parent with and into WII Components, Inc.

The Company had no distributions and distributed $4.5 million to the Parent for payment on the Parent Notes for the periods ended December 31, 2009 and December 31, 2008, respectively.

11. RELATED-PARTY TRANSACTIONS

The Company has noncompete agreements with the former owners of Brentwood, Grand Valley, and Dimension Moldings, Inc.

The Parent has a management services agreement with an affiliate of Olympus Growth Fund IV, L.P., Parent’s largest stockholder.  Parent is obligated to pay a transaction fee to the affiliate for services provided to Parent and its subsidiaries, including the Company, for each financing, refinancing, acquisition, or similar nonrecurring transaction.  Under this agreement, the Parent paid approximately $3.0 million for services related to the Transaction, of which, $0.7 million was recorded as deferred financing fees on the Company’s consolidated financial statements, while the remaining $2.3 million was recorded on the Parent’s financial statements.  In addition, the affiliate will be paid a $150,000 quarterly advisory fee by Parent, unless lowered by the affiliate, for ongoing services provided to Parent and its subsidiaries, including the Company.   Effective July 1, 2008, the quarterly advisory fee was reduced to $135,000.  In 2009, the quarterly advisory fee was not paid but continued to be accrued at the reduced amount of $135,000 per quarter.  In connection with the March 31, 2009 amendments to the Note Purchase Agreements related to the Parent Notes, the quarterly fee payment was deferred for 2009, and will be payable in 2010 or thereafter.  Currently, the Company is continuing to accrue but not pay the quarterly advisory fee.  The Company paid a total of $570,000 to the Parent for the year ended December 31, 2008.  Although neither the Company nor any of its subsidiaries is party to this Agreement, the Company has recorded this expense in its statement of operations because most of the services relate to its operations.

In addition to the management services agreement, the Company also made payments on behalf of the Parent of $0 and $4.5 million for the years ended December 31, 2009 and December 31, 2008, respectively.  The Company’s distributions to the Parent are for payments on the Parent notes, legal fees, and other expenses.  Certain of the Company’s debt agreements provide restrictions on the ability of the Company to make distributions to or on account of the Parent.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a detailed discussion of such restrictions.

Parent issued Restricted Stock Agreements on August 31, 2007 and September 14, 2007 to certain Company management personnel totaling 55,219 shares of Parent common stock.  The fair value of the Parents common stock was approximately $397,000 on the date of the grant.  The restricted stock becomes fully vested after seven years, or earlier, if certain milestones, as defined, are met.

The Company and its Parent file a consolidated federal income tax return, and federal income taxes are allocated to the Company based upon the respective taxable earnings or loss.  The Company records income tax liabilities as an amount due to Parent.   As of December 31, 2009 and December 31, 2008, the Company included a total of $3.3 million and $4.8 million, respectively as an amount due to Parent for these income tax liabilities.

12. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a condensed summary of actual quarterly results of operations for 2009 and 2008 (in thousands):

	First	Second	Third	Fourth	Year
2009:
Net sales	$32,805	$34,346	$31,087	$32,217	$130,455
Gross profit	4,467	5,877	5,053	4,965	20,362
Operating income (loss)	1,423	2,764	2,240	(11,818)	(5,391)
Net loss	(1,005)	(245)	(552)	(13,381)	(15,183)

2008:
Net sales	$56,019	$56,104	$46,986	$34,264	$193,373
Gross profit	7,827	9,391	6,590	2,930	26,738
Operating income	4,228	6,065	3,504	(993)	12,804
Net earnings (loss)	1,683	1,633	145	(2,145)	1,316

13. SUBSEQUENT EVENTS:

On March 26, 2010, the Company entered into an amendment to its Senior Credit Facility, which among other things: (i) extended the date by which the Company must amend the indenture governing the Senior Notes to eliminate certain of the restrictive covenants contained therein (including covenants related to the incurrence of indebtedness and liens) or redeem the Senior Notes to March 31, 2011; (ii) increased the maximum total leverage ratio the Company may have at the end of each quarterly period from March 31, 2010 through December 31, 2010: (iii) added an asset-based borrowing base as a condition to borrowing under the Senior Credit Facility; (iv) extended the Company’s ability to continue to pay cash dividends to enable Parent to make cash interest payments on the Parent Notes to March 31, 2011; and (v) decreased the minimum interest coverage ratio the Company is required to maintain at the end of each quarterly period from March 31, 2010 through December 31, 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the accountants on accounting and financial disclosure.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2009.  For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide us with a reasonably level of assurance of achieving their objectives as outlined above.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 31, 2009, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Prior to this annual filing, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B. Other Information

As discussed above under “Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations - Liquidity and Capital Resources,” on March 26, 2010, we entered into an amendment to our Senior Credit Facility, which among other things: (i) extended the date by which the Company must amend the indenture governing the Senior Notes to eliminate certain of the restrictive covenants contained therein (including covenants related to the incurrence of indebtedness and liens) or redeem the Senior Notes to March 31, 2011; (ii) increased the maximum total leverage ratio the Company may have at the end of each quarterly period from March 31, 2010 through December 31, 2010; (iii) added an asset-based borrowing base as a condition to borrowing under the Senior Credit Facility; (iv) extended the Company’s ability to continue to pay cash dividends to enable Parent to make cash interest payments on the Parent Notes to March 31, 2011; and (v) decreased the minimum interest coverage ratio the Company is required to maintain at the end of each quarterly period from March 31, 2010 through December 31, 2010.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages (as of March 17, 2010) of our executive officers and directors and the positions that they hold at WII Components, Inc. and, where applicable, at Parent.  Directors of WII Components hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified.  Directors of Parent are elected pursuant to the terms of a stockholders agreement among all of Parent’s existing stockholders.  See “Certain Relationships and Related Transactions - Stockholders Agreement.”  Executive officers of WII

Components hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

Name	Age	Position
John Fitzpatrick	66	Director, Chief Executive Officer and President—Parent; and Director, Chief Executive Officer and President—WII Components
Dale Herbst	41	Chief Financial Officer, Treasurer and Secretary—Parent; and Chief Financial Officer, Treasurer and Secretary—WII Components
Joel Beyer	50	Vice President of Operations—PrimeWood
Robert S. Morris	55	Director—Parent; and Director—WII Components
Louis J. Mischianti	50	Director—Parent; and Director —WII Components
L. David Cardenas	43	Director—Parent; and Director —WII Components
Keith Heffernan	40	Director—Parent; and Director —WII Components

Mr. Fitzpatrick has served as Woodcraft’s President and Chief Executive Officer since 2000.  Prior to joining us he was Chief Operating Officer at Nexcycle, Inc., a privately held consolidator of specialty recycling businesses with over $120 million of sales in the United States, Canada and the United Kingdom.  He also was a corporate officer of ITEQ and general manager for Graco, Inc. after spending 20 years with General Electric Company, where he held various management positions in several divisions.  Mr. Fitzpatrick serves on the board of directors of Baker Manufacturing Company and the Kitchen Cabinet Manufacturing Association.  Mr. Fitzpatrick received a B.S. in Mechanical Engineering from the University of Notre Dame and a M.B.A. from the University of Pittsburgh.  Mr. Fitzpatrick was selected to serve as a director of the Company because he is the Chief Executive Officer and has been with our business over ten years.  He has extensive knowledge of our business, manufacturing, and the kitchen and bath cabinet industry

Mr. Herbst has served as Woodcraft’s Chief Financial Officer since 2002.  Since joining us in 1992, he has served as a Controller, Accounting Manager and General Accountant.  Mr. Herbst received a B.S. in Financial Management and Accounting from the University of North Dakota.

Mr. Beyer has served as Vice President of our PrimeWood subsidiary since 1998.  He joined PrimeWood in 1977.  Mr. Beyer has served in many capacities during his career with us, including Director of Operations, Director of Engineering, Project Engineer and Production Manager.

Mr. Morris joined our board of directors in January 2007.  Mr. Morris founded Olympus Partners in 1988 and currently serves as the Managing Partner of Olympus Partners and its affiliated investment partnerships.  Mr. Morris serves as a Director of several Olympus portfolio companies, as a Director of The Waterside School, and as a Director of Hamilton College Endowment Fund where he heads The Polio Foundation’s research efforts in regeneration medicine.  Mr. Morris also serves on the board of directors of Shemin Nurseries, Ann’s House of Nuts, Professional Service Industries, Homax Products, Tank Holdings, and The Ritedose Corporation.  Mr. Morris served as a director on the board of Club Staffing from fourth quarter 2001 to second quarter of 2006.  Mr. Morris received an A.B. from Hamilton College and a M.B.A. from the Amos Tuck School of Business at Dartmouth College.  Mr. Morris was selected to serve as a director of the Company because he has extensive experience in serving as a director of portfolio companies of Olympus Partners and has significant expertise in finance.

Mr. Mischianti joined our board of directors in January 2007.  Mr. Mischianti joined Olympus Partners as a Partner in 1994.  Mr. Mischianti serves as a Director of several Olympus portfolio companies.  Mr. Mischianti serves on the board of directors of Homax Products, Pepper Dining, Professional Service Industries, Tank Holdings, and the Ritedose Corporation.  Mr. Mischianti served as a director on the board of Client Distribution Services from fourth quarter 1999 to second quarter 2005, Travel Centers of America from fourth quarter 2000 to first quarter 2007, Global Link Logistics from second quarter 2003 to second quarter 2006, and Meridian Rail Services from fourth quarter 2004 to fourth quarter 2006.  Mr. Mischianti received an A.B. from Yale University.  Mr. Mischianti was selected to serve as a director of the Company because he has extensive experience in serving as a director of portfolio companies of Olympus Partners and has significant expertise in finance.

Mr. Cardenas joined our board of directors in January 2007.  Mr. Cardenas joined Olympus Partners as a Principal in 1997 and has been a Partner of Olympus since 1998.  Mr. Cardenas serves as a Director of several Olympus portfolio companies.  Mr. Cardenas serves on the board of directors of Professional Service Industries and Phoenix Services.  Mr. Cardenas served as a director on the board of Prime Advantage from third quarter 2000 to second quarter 2008, Club Staffing from fourth quarter 2001 to second quarter 2006, Global Link Logistics from second quarter 2003 to second quarter 2006, and Meridian Rail Services from fourth quarter 2004 to fourth quarter 2006.  Mr. Cardenas received a B.S. from the University of Virginia and a M.B.A. from the

University of North Carolina. Mr. Cardenas was selected to serve as a director of the Company because he has extensive experience in serving as a director of portfolio companies of Olympus Partners and has significant expertise in finance.

Mr. Heffernan joined our board of directors in January 2007.  Mr. Heffernan joined Olympus Partners as an Associate in 1998 and has been a Partner of Olympus since 2004.  Mr. Heffernan has served as a Director of several Olympus portfolio companies.  Mr. Heffernan served as a director on the board of Global Link Logistics from second quarter 2003 to second quarter 2006, and Meridian Rail Services from fourth quarter 2004 to fourth quarter 2006.  Mr. Heffernan received a B.S. from the Wharton School of the University of Pennsylvania and a M.B.A. from the Stanford University Graduate School of Business.  Mr. Heffernan was selected to serve as a director of the Company because he has extensive experience in serving as a director of portfolio companies of Olympus Partners and has significant expertise in finance.

Board of Directors

As of March 17, 2010, Parent has a five-member board of directors consisting of Messrs. Fitzpatrick, Morris, Mischianti, Cardenas and Heffernan.  The bylaws of Parent permit the directors to increase the size of the board of directors of Parent by resolution approved by a majority vote.  All of Parent’s stockholders are party to a stockholders agreement whereby (i) Olympus Growth Fund IV, L.P. has the right to designate each representative to the board of directors of Parent and each of its subsidiaries (including the Company) and (ii) the stockholders of Parent agree to take all appropriate action to fix the size of the board of directors of Parent at five (or such higher number as determined by Olympus Growth Fund IV, L.P.) and to vote the shares over which they exercise voting power in favor of the election of to the board of Parent and each of its subsidiaries each designee to the respective board thereof as designated by Olympus Growth Fund IV, L.P..  As of March 17, 2010 the board of directors of each of Parent and the Company consists of Messrs. Fitzpatrick, Morris, Mischianti, Cardenas and Heffernan.  See “Certain Relationships and Related Party Transactions and Director Independence - Stockholders Agreement.”

Nominees for directorship are selected in accordance with certain criteria, including demonstrated business judgment, independence, skills and experience in the context of the need of the board.  Diversity is not a consideration in selecting nominees for directorship.

As a private company, we do not have an audit, compensation or nominating committee.  We have not determined whether any member of our board of directors is an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Compensation Committee Interlocks and Insider Participation

Our board is currently composed of five directors, of which Mr. Fitzpatrick is an executive officer of the Company and he participated in deliberations of the board concerning executive officer compensation during 2009 (other than his own compensation).  For a description of the transactions between us and our directors, and entities affiliated with such directors, see the sections entitled “Executive Compensation” and “Certain Relationships and Related Party Transactions, and Director Independence.”  None of our executive officers has served as a member of the board of directors or compensation committee of another entity that had one or more of its executive officers serving as a member of our board of directors.

Corporate Code of Ethics

We have a code of ethics and conduct policy for all of our officers and employees.  The Company hereby undertakes to provide a copy of its code of ethics to any person without charge, upon request.  Such request may be made by contacting the Human Resource Department at 320-252-1503.

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

Base Salary.  Base salary is established based on the experience, skills, knowledge and responsibilities required of the executive officer.  When establishing the 2009 base salaries of the executive officers, a number of factors were considered, including the individual’s performance and growth of duties and responsibilities.  We seek to maintain base salaries that are competitive with the marketplace, to allow us to attract and retain executive talent.

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

Annual Cash Bonus Incentive.  Executives directly affect the Company’s ability to attain its strategic and financial objectives.  The annual cash bonus is designed to motivate and provide incentive to executives to attain those Company objectives.  The Board of Directors determines Mr. Fitzpatrick’s bonus percentage, and Mr. Fitzpatrick, in consultation with the Board of Directors, determines the percentage of base salary that is bonus eligible for the other executives.  Success is measured on EBITDA of Woodcraft Industries, Inc., Woodcraft Division, PrimeWood Division, Brentwood Division, or a combination.  The percent of planned EBITDA achieved will determine the amount of bonus to be paid based on their sharing percentage and their bonus percentage (as a percent of salary).  The 2009 bonus plan for Mr. Fitzpatrick, Mr. Herbst, and Mr. Beyer provided for a target cash bonus of $222,229, $69,707, and $59,566, respectively, based upon their respective base salaries for 2009.  In 2009 the cash bonuses for Messrs. Fitzpatrick, Herbst, and Beyer were based entirely on the amount by which actual EBITDA exceeds certain planned levels for such year.  They will earn no bonus if EBITDA is below a planned threshold, 100% of their target cash bonuses if EBITDA meets the target threshold and up to 200% of their target cash bonuses if EBITDA meets or exceeds a predetermined maximum EBITDA threshold.  The bonuses are pro rated between threshold and target and between target and maximum and cannot exceed 200% of the target cash bonus.

For 2009 Mr. Fitzpatrick earned, as incentive compensation, a percentage of his base salary, up to a maximum of 130%. The incentive compensation has been determined on the basis of the actual EBITDA of the Company as compared to the Company’s planned EBITDA.  Based on the Company’s performance, Mr. Fitzpatrick will not receive a cash bonus for 2009.

For 2009 Mr. Herbst earned, as incentive compensation, a percentage of his base salary, up to a maximum of 90%. The incentive compensation has been determined on the actual EBITDA of the Company as compared to the Company’s planned EBITDA.  Based on the Company’s performance, Mr. Herbst will not receive a cash bonus for 2009.

For 2009 Mr. Beyer earned, as incentive compensation, a percentage of his base salary, up to a maximum of 80%.  The incentive compensation has been determined, in part on the basis of actual EBITDA of the Company as compared to the Company’s planned EBITDA and, in part, on the basis of actual EBITDA of the PrimeWood division as compared to the planned EBITDA for the PrimeWood division.  Based on the performance of the Company and PrimeWood, Mr. Beyer will not receive a cash bonus for 2009.

Long-Term Incentive Awards.  Through January 9, 2007, all of our executive officers had received equity compensation awards in the form of either incentive stock options and/or non-qualified stock options.  We granted long term incentive awards in the form of stock options because it is a common method for privately-held companies to provide equity incentives to executive officers.  The options were designed to align the interests of our executive officers with our stockholders’ long-term interests by providing them with equity-based awards that vest over a period of time and become exercisable upon the occurrence of certain events, as well as to reward executive officers for performance.  As a result of the Transaction, all of the foregoing options which were outstanding at the time of the Transaction were cashed out and terminated on January 9, 2007.

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

There were no Restricted Stock awards issued during 2009.

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

Board of Directors

John Fitzpatrick

Robert S. Morris

Louis J. Mischianti

L. David Cardenas

Keith Heffernan

Summary Compensation Table.  The following table sets forth information for 2009, 2008, and 2007 concerning compensation for services rendered in all capacities awarded to and earned by our Chief Executive Officer, Chief Financial Officer, and our only other officer who was serving as an executive officer on December 31, 2009.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($)		Total ($)
John Fitzpatrick, President and Chief Executive Officer	2009	341,890	(8)	—	7,558	—	—	—	27,116	(5)	376,564
	2008	342,571		—	7,558	—	—	—	580,071	(6)	930,200
	2007	350,000		—	15,115	—	658,800	—	2,471,858	(7)	3,495,773
Dale Herbst, Chief Financial Officer, Treasurer, and Secretary	2009	154,904	(8)	—	5,039	—	—	—	8,218	(5)	168,161
	2008	149,717		—	5,039	—	—	—	161,182	(6)	315,938
	2007	142,000		—	10,077	—	250,000	—	841,619	(7)	1,243,696
Joel Beyer, Vice President of Operations-PrimeWood	2009	148,914	(8)	—	3,023	—	—	—	6,423	(5)	158,360
	2008	141,960		—	3,023	—	—	—	120,969	(6)	265,952
	2007	140,000		—	6,046	—	20,000	—	616,036	(7)	782,082

(1)                                  Represents the aggregate grant date fair value of restricted stock awards of Parent common stock granted in 2009, 2008, and 2007 fiscal years, computed in accordance with FASB ASC Topic 718.  There were no forfeitures of such shares in 2009, 2008 or 2007.  See Note 2 “Restricted Stock” to the Company’s consolidated financial statements for further discussion of such restricted stock grants.

(2)                                  Represents the aggregate grant date fair value of option awards granted in the 2009, 2008, and 2007 fiscal years, computed in accordance with FASB ASC Topic 718.  There were no option awards outstanding as of December 31, 2009.

(3)                                  Represents one-time transaction incentives paid in conjunction with the Transaction.

(4)                                  The Company has no pension plan or nonqualified deferred compensation plan.

(5)                                  Consists of contributions by us to the applicable executive’s 401(k) account and compensation related to the cancellation of stock options due to the Transaction.  Contributions to the 401(k) account for John Fitzpatrick, Dale Herbst, and Joel Beyer were $2,257, $1,425, and $1,365, respectively.  Compensation related to the cancellation of stock options due to the Transaction for John Fitzpatrick, Dale Herbst, and Joel Beyer include $24,859, $6,793, and $5,058, respectively.

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

(8)                                  Includes base salary in Employment Agreements, subject to periodic adjustments.  The amounts may not directly coincide with the base salary listed below as of December 31, 2009 due to increases or decreases that occurred throughout the year.

Restricted Stock.  There were no Restricted Stock awards issued during 2009.

2009 Bonus Plan for Messrs. Fitzpatrick, Herbst, and Beyer.  The 2009 bonus plan for Mr. Fitzpatrick, Mr. Herbst, and Mr. Beyer provided for a target cash bonus of $222,229, $69,707, and $59,566, respectively, based upon their respective base salaries for 2009 of $341,890, $154,904, and $148,914, respectively.  In 2009, the cash bonuses for Messrs. Fitzpatrick, Herbst, and Beyer were based entirely on the amount by which actual EBITDA exceeded certain planned levels for such year.  They were not entitled to earn a bonus if actual EBITDA for the year ended December 31, 2009 was below the planned threshold for such period, were entitled to 100% of their target cash bonuses if actual EBITDA met the target threshold and were entitled to up to 200% of their target cash bonuses if EBITDA met or exceeded a pre-determined maximum EBITDA threshold.  The bonuses are pro rated between threshold and target and between target and maximum and cannot exceed 200% of the target cash bonus.  Based on the Company’s performance, Messrs. Fitzpatrick, Herbst, and Beyer will not receive a cash bonus for 2009.

Grants of Plan-Based Awards

The following table summarizes information regarding our 2009 bonus plans.  No equity-based incentive awards were granted during 2009.

		Estimated Future Payouts Under Non-Equity Incentive Plan (1)			All Other Stock Awards: Number of	Exercise or Base Price of	Grant Date Fair Value
Name	Grant Date	Threshold ($) (2)	Target ($) (3)	Maximum ($) (4)	Shares of Stock (#) (5)	Stock Awards ($/Sh)	of Stock Awards ($/Sh) (6)
John Fitzpatrick	January 1, 2009	14,815	222,229	444,458	—	—	—
Dale Herbst	January 1, 2009	4,647	69,707	139,414	—	—	—
Joel Beyer	January 1, 2009	3,971	59,566	119,132	—	—	—

(1)   The threshold, target and maximum awards were established under our annual cash bonus incentive.  See “Annual Cash Bonus Incentive” for further information regarding the criteria applied in determining the amount payable under the awards.  The actual amounts paid with respect to these awards are included in the “Bonus” columns n the Summary Compensation Table.

(2)   Threshold amounts were determined based on 85% of Target amounts.

(3)   Target amounts were determined based on 2009 annual base salary for each named Executive Officer.

(4)   For each named Executive Officer, the maximum payment under our annual cash bonus incentive is 200% of the target cash bonus.

(5)   Represents restricted securities issued to the named Executive Officers pursuant to the Restricted Stock Agreements.

(6)   Represents the grant date fair value of stock awards computed in accordance with FASB ASC Topic 718.

Restricted Stock Plan.  In 2007, Parent issued restricted stock awards to certain Company management personnel, with such grants consisting of 55,218 shares of Parent’s restricted common stock in the aggregate.  The shares of restricted stock vest 25% per year for the fiscal years ending 2007 through 2010, if (i) Parent’s EBITDA meets the applicable target EBITDA for such period and (ii) the applicable participant holding such restricted stock award is still an employee of Parent or one of its subsidiaries.  If, with respect to any particular fiscal year, the applicable EBITDA target for such year is not achieved, half of the applicable amount will vest in that year.  In addition, if applicable EBITDA target is not achieved in a given fiscal year, a “catch up” provision allows the portion of such restricted stock which would otherwise remain unvested due to the failure to achieve such EBITDA target to become vested in subsequent fiscal years, if subsequent performance targets are achieved.  All of the shares of restricted stock become fully vested upon the occurrence of any of the following events: (i) after seven years, provided that the applicable participant is still an employee of Parent or one its subsidiaries; and (ii) upon a sale event involving a change of control of Parent or all or substantially all of Parent’s assets on a consolidated basis, if certain targeted rates of return on Olympus Growth Fund IV, L.P.’s investment are achieved or of the board of directors of Parent so elects.  The shares of restricted stock are voting shares of common stock of Parent.  We did not issue any plan-based equity awards in 2009.

In addition to certain other restrictions on such shares, the shares of restricted stock are subject to certain repurchase rights in favor of Parent and Olympus Growth Fund IV, L.P. (as Parent’s majority shareholder) in the event that the holder of such shares ceases to be employed by Parent and its subsidiaries for any reason.  The repurchase price for unvested shares of restricted stock is the lesser of the holder’s original cost to purchase such shares and fair market value, whereas the repurchase price for vested shares of restricted stock is the fair market value of the shares unless the holder is terminated for cause, in which case the repurchase price for vested shares is the lesser of the holder’s original cost and fair market value.  In 2009, there were 1,121 shares of restricted stock repurchased due to the termination of a member of management.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes information regarding our Named Executive Officer’s outstanding equity awards at as of December 31, 2009.  There were no option awards outstanding as of December 31, 2009.

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(1)
John Fitzpatrick	4,205	(2)	—
Dale Herbst	2,803	(2)	—
Joel Beyer	1,682	(2)	—

(1)          Represents the number of restricted stock shares that have not vested, multiplied by the fair market value per share as of December 31, 2009.  It was determined that the value per share was nominal since the fair market value of the Parent was less than the total debt and preferred stock, including dividends accrued at the Parent.

(2)          The shares of restricted stock vest 25% per year for the fiscal years ending 2007 through 2010, if (i) Parent’s EBITDA meets the applicable target EBITDA for such period and (ii) the applicable participant holding such restricted stock award is still an employee of Parent or one of its subsidiaries.  If, with respect to any particular fiscal year, the applicable EBITDA target for such year is not achieved, half of the applicable amount will vest in that year.  In addition, if applicable EBITDA target is not achieved in a given fiscal year, a “catch up” provision allows the portion of such restricted stock which would otherwise remain unvested due to the failure to achieve such EBITDA target to become vested in subsequent fiscal years, if subsequent performance targets are achieved.  All of the shares of restricted stock become fully vested upon the occurrence of any of the following events: (i) after seven years, provided that the applicable participant is still an employee of Parent or one its subsidiaries; and (ii) upon a sale event involving a change of control of Parent or all or substantially all of Parent’s assets on a consolidated basis, if certain targeted rates of return on Olympus Growth Fund IV, L.P.’s investment are achieved or if the board of directors of Parent so elects.  The shares of restricted stock are voting shares of common stock of Parent.  Stock awards include the vested portion during the twelve months ended December 31, 2009 for the Restricted Stock issued on August 31, 2007.

Option Exercises and Restricted Stock Vested

The following table summarizes information regarding the vesting of restricted stock held by out Named Executive Officer’s during 2009.  No stock options were exercised in 2009.

	Stock awards
Name	Number of shares vested (#) (1)	Value of shares vested ($) (2)
John Fitzpatrick	1,051	—
Dale Herbst	701	—
Joel Beyer	421	—

(1)          Represents the number of restricted stock shares vested during 2009.

(2)          Represents the number of restricted stock shares vested during 2009, multiplied by the fair market value per share as of December 31, 2009.  It was determined that the value per share was nominal since the fair market value of the Company was less than the total debt and preferred stock, including dividends accrued at the Parent company.

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

Name	Benefit	Termination without Cause, for Good Reason or due to Disability
John Fitzpatrick	Cash severance and continued benefits (1)	$716,000 (plus, under certain circumstances, a pro rata portion of the current year’s bonus) (2) (3)
Dale Herbst	Cash severance and continued benefits (1)	$150,000 (plus, under certain circumstances, a pro rata portion of the current year’s bonus) (3) (4)
Joel Beyer	Cash severance and continued benefits (1)	$144,200 (plus, under certain circumstances, a pro rata portion of the current year’s bonus) (3) (4)

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

John Fitzpatrick.  Mr. Fitzpatrick’s Employment Agreement, subject to subsequent annual adjustments, provides for a base salary of $358,000 and an annual performance-based bonus of up to one-hundred thirty percent (130%) of his base salary as of December 31, 2009.  Mr. Fitzpatrick’s Employment Agreement provides for annual reviews of Mr. Fitzpatrick’s base salary to determine whether an adjustment to his annual base salary is appropriate.  Mr. Fitzpatrick’s Employment Agreement provides that Mr. Fitzpatrick, subject to his eligibility, be included in all employee benefit plans established by the Company.  Mr. Fitzpatrick’s Employment Agreement may be terminated at any time, with or without cause, by either party.  Mr. Fitzpatrick’s Employment Agreement also contains non-disclosure provisions and prohibits Mr. Fitzpatrick from competing with the Company during the term of his employment and for a period of two years thereafter.  Mr. Fitzpatrick holds shares of restricted stock that are subject to certain repurchase rights in favor of Parent and Olympus Growth Fund IV, L.P. (as Parent’s majority shareholder) in the event that the holder of such shares ceases to be employed by Parent and its subsidiaries for any reason.  The repurchase price for unvested shares of restricted stock is the lesser of the holder’s original cost to purchase such shares and fair market value, whereas the repurchase price for vested shares of restricted stock is the fair market value of the shares unless the holder is terminated for cause, in which case the repurchase price for vested shares is the lesser of the holder’s original cost and fair market value.

Dale Herbst.  Mr. Herbst’s Employment Agreement, subject to subsequent annual adjustments, provides for a base salary of $150,000 and an annual performance-based bonus of up to ninety percent (90%) of his base salary as of December 31, 2009.  Mr. Herbst’s Employment Agreement provides for annual reviews of Mr. Herbst’s base salary to determine whether an adjustment to his annual base salary is appropriate.  Mr. Herbst’s Employment Agreement provides that Mr. Herbst, subject to his eligibility, be included in all employee benefit plans established by the Company.  Mr. Herbst’s Employment Agreement may be terminated at any time, with or without cause, by either party.  Mr. Herbst’s Employment Agreement also contains non-disclosure provisions and prohibits Mr. Herbst from competing with the Company during the term of his employment and for a period of one year thereafter.  Mr. Herbst holds shares of restricted stock that are subject to certain repurchase rights in favor of Parent and Olympus Growth Fund IV, L.P. (as Parent’s majority shareholder) in the event that the holder of such shares ceases to be employed by Parent and its subsidiaries for any reason.  The repurchase price for unvested shares of restricted stock is the lesser of the holder’s original cost to purchase such shares and fair market value, whereas the repurchase price for vested shares of restricted stock is the fair market value of the shares unless the holder is terminated for cause, in which case the repurchase price for vested shares is the lesser of the holder’s original cost and fair market value.

Joel Beyer.  Mr. Beyer’s Employment Agreement, subject to subsequent annual adjustments, provides for a base salary of $144,200 and an annual performance-based bonus of up to eighty percent (80%) of his base salary as of December 31, 2009.  Mr. Beyer’s Employment Agreement provides for annual reviews of Mr. Beyer’s base salary to determine whether an adjustment to his annual base salary is appropriate.  Mr. Beyer’s Employment Agreement provides that Mr. Beyer, subject to his eligibility, be included in all employee benefit plans established by the Company.  Mr. Beyer’s Employment Agreement may be terminated at any time, with or without cause, by either party.  Mr. Beyer’s Employment Agreement also contains non-

disclosure provisions and prohibits Mr. Beyer from competing with the Company during the term of his employment and for a period of one year thereafter.  Mr. Beyer holds shares of restricted stock that are subject to certain repurchase rights in favor of Parent and Olympus Growth Fund IV, L.P. (as Parent’s majority shareholder) in the event that the holder of such shares ceases to be employed by Parent and its subsidiaries for any reason.  The repurchase price for unvested shares of restricted stock is the lesser of the holder’s original cost to purchase such shares and fair market value, whereas the repurchase price for vested shares of restricted stock is the fair market value of the shares unless the holder is terminated for cause, in which case the repurchase price for vested shares is the lesser of the holder’s original cost and fair market value.

Directors Compensation

Our directors do not receive compensation for attending board meetings, other than reimbursement of reasonable out-of-pocket expenses incurred in connection with attending any board meeting or any committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 17, 2010, all of the Company’s capital stock is owned by Parent.  As of March 17, 2010, the following table sets forth certain information regarding the beneficial ownership of Parent’s Series A Preferred Stock, par value $0.01 per share (“Parent Preferred”), and Common Stock, par value $0.01 per share (“Parent Common”), by (i) each person known to us to beneficially own more than 5% of the outstanding shares of either Parent Preferred and Parent Common; (ii) each of our directors; (iii) each named executive officer and (iv) all of our executive officers and directors as a group.  Beneficial ownership is determined in accordance with the rules of the SEC.  These rules generally attribute beneficial ownership of shares to persons who possess sole or shared voting and/or investment power with respect to the shares shown as beneficially owned.  Unless otherwise indicated in the footnotes to this table, the address of all listed stockholders is c/o WII Components, Inc., 525 Lincoln Avenue, SE, St. Cloud, Minnesota 56304.

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

(3)                                  Mr. Herbst’s shares include Parent Common shares of 1,711 and Parent Common Restricted shares of 5,606.

(4)                                  Mr. Beyer’s shares include Parent Common shares of 1,369 and Parent Common Restricted shares of 3,363.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Stockholders Agreement

On January 9, 2007, Parent and each of Parent’s stockholders entered into a Stockholders Agreement (the “Parent Stockholders Agreement”).  Under the provisions of the Parent Stockholders Agreement, the authorized number of directors on Parent’s board of directors is established at five directors (or such higher number as determined by Olympus Growth Fund IV, L.P.) and all of the parties agree to elect as members of our board of directors each representative designated from time to time by Olympus Growth Fund IV, L.P., as a nominee.  Pursuant to the Parent Stockholders Agreement, Parent’s stockholders are subject to certain transfer restrictions, including rights of first refusal and co-sale rights on certain transfers by Olympus Growth Fund IV, L.P.  The Olympus Growth Fund IV, L.P. (as the holders of a majority of Parent’s capital stock) and board of directors of Parent have the right to force all of the other stockholders to participate in a sale event involving a change of control of Parent or all or substantially all of Parent’s assets on a consolidated basis.  In addition, subject to certain exceptions, all stockholders of Parent have pre-emptive rights on future sales of equity securities of Parent.  Finally, pursuant to the Parent Stockholders Agreement, Parent granted certain customary registration rights, including demand, piggyback and resale shelf registration rights.  Demand registration rights were granted only to the holders of a majority of Parent’s capital stock.

Advisory Services Agreement

The Parent has an Advisory Services Agreement, dated as of January 9, 2007, with an affiliate of Olympus Growth Fund IV, L.P., Parent’s largest stockholder.  Under this agreement, the affiliate provides Parent and its subsidiaries, including the Company, with advice regarding corporate, business and financial strategy, potential acquisitions, financial management and other issues.  In addition to a quarterly consulting fee, in the event that Parent or any of its subsidiaries consummate a capital transaction (such as an acquisition of another company, a sale of Parent or any of its subsidiaries, or significant events relating to changes in the capital structure of Parent and its subsidiaries), Parent is required to pay the affiliate a fee for its role as Parent’s advisor.   Under the terms of this agreement, Parent is obligated to pay a quarterly advisory fee of $150,000, unless lowered by the affiliate.  In 2008, the quarterly fee payable by Parent was lowered for the third and fourth quarters to $135,000.  In 2008, the Company paid a total of $570,000 on account of Parent pursuant to this agreement.  In 2009, the quarterly advisory fee was not paid but continued to be accrued at the reduced amount of $135,000 per quarter.  In connection with the March 30, 2009 amendments to the Note Purchase Agreements related to the Parent Notes, the quarterly fee payment was deferred by the affiliate for 2009 and will be payable in 2010 or thereafter.  Currently, the Company is continuing to accrue but not pay the quarterly advisory fee.  Although neither the Company nor any of its subsidiaries is party to this Agreement, the Company has recorded this expense in its statement of operations because most of the services relate to its operations.  Certain of the Company’s debt agreements provide restrictions on the ability of the Company to make distributions to or on account of the Parent.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a detailed discussion of such restrictions.

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

Policies and Procedures for Related Party Transactions

As a private company, our board of directors generally reviews our related party transactions, although we have not historically had formal policies and procedures regarding the review and approval of related party transactions.

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

Item 14. Principal Accountant Fees and Services

Aggregate fees billed by the Company’s principal accounting firm, Grant Thornton LLP, for the fiscal years ended December 31, 2009, and 2008, respectively:

	Year Ended December 31,
	2009	2008
Audit Fees (a)	$143,000	$140,000
Audit-Related Fees (b)	43,000	—
Total audit and audit-related fees	186,000	140,000
Tax Fees	—	—
Total Fees	$186,000	$140,000

(a) Fees for audit services:

•                  Billed in 2009 for the audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements.

•                  Billed in 2008 for the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements.

(b) Fees for audit related services:

•                  Billed in 2009 for services provided in connection with anticipated 404(b) compliance and SEC comment letter.

Preapproval Policies

The Company is not required to have a preapproval policy for services performed by our independent registered pubic accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)          List of Financial Statements, Financial Statement Schedules and Exhibits

(1)  Financial Statements.  Consolidated Financial Statements of WII Components, Inc. and Subsidiaries as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007.

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

3.3	Restated Articles of Incorporation of Woodcraft Industries, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

3.4	Restated Bylaws of Woodcraft Industries, Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

3.5	Articles of Incorporation of PrimeWood, Inc. (incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

3.6	Bylaws of PrimeWood, Inc. (incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

3.7	Certificate of Incorporation of Brentwood Acquisition Corp. (incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4, as

Exhibit No.	Exhibit Description

amended, File No. 333-115490)

3.8	Bylaws of Brentwood Acquisition Corp. (incorporated herein by reference to Exhibit 3.8 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

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

Exhibit No.	Exhibit Description

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

Exhibit No.	Exhibit Description

10.18

Amendment No. 4 To The Credit Agreement, dated as of March 30, 2009, by and among WII Components, Inc., as Borrower, the lenders party thereto and Credit Suisse, acting through one or more of its branches, or any Affiliate thereof, as Administrative Agent, Swing Line Lender, an L/C Issuer and Collateral Agent (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 31, 2009, File No. 333-115490)

*10.19

Amendment No. 5 To The Credit Agreement, dated as of March 26, 2010, by and among WII Components, Inc., as Borrower, the lenders party thereto and Credit Suisse, acting through one or more of its branches, or any Affiliate thereof, as Administrative Agent, Swing Line Lender, an L/C Issuer and Collateral Agent

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

* Filed herewith.

** Compensation arrangement.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

The transactions in the allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Balance, beginning of year	$239	$131	$104
Provision	308	139	50
Write-offs	(222)	(31)	(23)
Balance, end of year	$325	$239	$131

Item 16. Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WII COMPONENTS, INC.

By:	/s/ John Fitzpatrick
John Fitzpatrick, President and Chief Executive Officer

Date:	March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Fitzpatrick	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2010
John Fitzpatrick

/s/ Dale B. Herbst	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 31, 2010
Dale B. Herbst

/s/ Robert S. Morris	Director	March 31, 2010
Robert S. Morris

/s/ Louis J. Mischianti	Director	March 31, 2010
Louis J. Mischianti

/s/ L. David Cardenas	Director	March 31, 2010
L. David Cardenas

/s/ Keith Heffernan	Director	March 31, 2010
Keith Heffernan