Form 10-Q
period 2010-03-31
WII Components, Inc.
filed 2010-05-13
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 10, 2010, 100 shares of common stock, $.01 par value per share, were outstanding (all of which are owned by WII Holding, Inc.).

WII COMPONENTS, INC.

FORM 10-Q

Quarter Ended

March 31, 2010

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash	$3,132	$13,102
Accounts receivable, net	19,231	10,754
Inventories	14,453	14,407
Other current assets	3,008	2,662
Total current assets	39,824	40,925

Property, plant, and equipment, net	49,892	51,279
Goodwill	99,152	99,152
Customer relationship	7,852	8,266
Noncompete agreements	22	31
Other assets	3,093	3,424
TOTAL	$199,835	$203,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$—
Accounts payable	3,850	3,990
Accrued payroll	3,750	2,713
Due to Parent	4,535	4,578
Other current liabilities	5,806	8,648
Total current liabilities	17,941	19,929

Long-term debt, net of current maturities	108,350	108,350
Deferred income tax liability	2,664	3,174
Other long-term liabilities	2,459	2,324

Stockholders’ Equity:
Common stock	—	—
Additional paid-in capital	71,354	71,341
Accumulated deficit	(2,933)	(2,041)
Total stockholders’ equity	68,421	69,300
TOTAL	$199,835	$203,077

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
NET SALES	$34,643	$32,805
COST OF SALES	29,862	28,338
Gross profit	4,781	4,467

OPERATING EXPENSES:
General and administrative	2,365	2,300
Selling and marketing	763	733
Loss on sale of assets	1	11
Total operating expenses	3,129	3,044

OPERATING INCOME	1,652	1,423

OTHER INCOME (EXPENSE):
Interest income	—	4
Interest expense	(3,056)	(3,026)
Other income/expense	2	1
Total other income (expense)	(3,054)	(3,021)

LOSS BEFORE BENEFIT FOR INCOME TAXES	(1,402)	(1,598)
INCOME TAX BENEFIT	(510)	(593)
NET LOSS	$(892)	$(1,005)

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
OPERATING ACTIVITIES:
Net loss	$(892)	$(1,005)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,042	2,144
Loss on sale of assets	1	11
Amortization of debt issuance costs	375	369
Deferred income tax benefit	(510)	—
Stock compensation expense	12	13

Change in operating assets and liabilities:
Accounts receivable	(8,477)	(4,185)
Inventories	(46)	(2,549)
Other current assets	(346)	(1,339)
Accounts payable	(140)	2,137
Accrued payroll and other current liabilities	(1,805)	(3,140)
Other long term liabilities	135	—
Net cash used in operating activities	(9,651)	(7,544)

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(235)	(244)
Proceeds from sale of property, plant and equipment	3	10
Net cash used in investing activities	(232)	(234)

FINANCING ACTIVITIES:
Principal payments under long-term financing agreements	—	(3,597)
Debt issuance costs	(44)	(136)
Due to Parent	(43)	(26)
Net cash used in financing activities	(87)	(3,759)

NET DECREASE IN CASH	(9,970)	(11,537)
CASH—Beginning of period	13,102	14,721

CASH—End of period	$3,132	$3,184
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,449	$5,486

Cash paid for income taxes	$49	$69

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

The Company prepared the accompanying unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, certain notes or other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted.  Therefore, the Company suggests that these financial statements be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2009 included in its Form 10-K as filed with the Securities and Exchange Commission on March 31, 2010.  The condensed consolidated balance sheet as of December 31, 2009 was derived from the audited consolidated financial statements at that date, but does not include all the information and notes required by accounting principles generally accepted in the United States of America for complete presentation.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly, when read in conjunction with the consolidated financial statements and accompanying notes for the period ended December 31, 2009 included in our Form 10-K as filed with the Securities and Exchange Commission on March 31, 2010, our financial position, results of operations and cash flows for the periods presented.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition—Sales are recognized when revenue is realized or realizable and has been earned.  The Company’s policy is to recognize revenue and the related cost of sales when risk and title passes to the customer.  This is generally on the date of shipment, however, certain sales are shipped FOB destination and revenue is recognized when received by the customer.  Freight billed to customers is included in sales and shipping costs are included in cost of sales.  The Company records an estimate for anticipated sales returns and customer discounts at the time revenue is recognized based on historical experience and current trends.  These estimates have been consistent with the Company’s actual experiences.  Provisions for estimated sales returns and customer discounts are recorded as a reduction of net sales.  For the three months ended March 31, 2010 and 2009, the provision for estimated sales returns and customer discounts as a percentage of net sales was approximately 2% and 3%, respectively.

Concentration of Credit Risk—The Company receives a significant portion of its revenue from two customers.  For the three months ended March 31, 2010 and 2009, the Company’s two largest customers accounted for approximately 57% and 55%, respectively, of its net sales.  As of March 31, 2010 and December 31, 2009, these two largest customers accounted for approximately 75% and 73%, respectively, of the Company’s consolidated accounts receivables balance.  The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could have a material adverse effect on our results of operations and future cash flows.

Inventories—Inventories consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$7,530	$7,338
Work in process	3,165	3,213
Finished goods	2,481	2,322
LIFO adjustment	1,277	1,534
	$14,453	$14,407

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market.  The remainder of the inventory is valued at the lower of first-in, first-out method (“FIFO”) cost or market.  As of March 31, 2010 and December 31, 2009, inventory on the LIFO method represented 65% and 62%, respectively, of consolidated inventories.

If LIFO inventories had been valued at current costs determined on a FIFO basis the effect on costs of sales would be a decrease of $0.3 million for the three months ended March 31, 2010, and an increase of $0.5 million for the three months ended March 31, 2009.

Goodwill—The Company evaluates goodwill for impairment at least annually or when events or changes in circumstances indicate impairment.  The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year.  Since December 31, 2009, the Company concluded there were no events or changes in circumstances requiring an interim goodwill impairment analysis to be completed as of March 31, 2010.  Fair value is measured using a market multiple valuation method.  The carrying amount of goodwill was $99.2 million at March 31, 2010 and December 31, 2009.

Customer Relationship—Customer relationships relate to intangible assets recorded through previous acquisitions for relationships with significant customers.  The original cost of these customer relationships was $16.6 million, and the related accumulated amortization as of March 31, 2010 is $8.7 million.  The intangible assets are being amortized over the estimated life of 10 years.  Amortization was $0.4 million for the three-month periods ended March 31, 2010 and 2009.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

2010	$1,657
2011	1,658
2012	1,657
2013	1,658
2014	1,636
Thereafter	—

Noncompete Agreement—Noncompete agreements primarily relate to agreements with the former owners of Brentwood, Grand Valley, and Dimension Moldings, Inc. (DMI).  The original cost of these noncompete agreements was $2.4 million, and the related accumulated amortization as of March 31, 2010 is $2.3 million.  Noncompete rights are being amortized over the applicable terms of the agreements (5 years, 7 years, and 5 years, respectively).  The noncompete agreement with the former owner of Brentwood was fully amortized in July 2007.  The noncompete agreement with the former owners of Grand Valley and DMI are expected to be fully amortized by April 2011 and July 2010, respectively.  Amortization was $9,000 for the three-month periods ended March 31, 2010 and 2009.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

2010	$26
2011	5

New Accounting Pronouncements— In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements”.  This guidance requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820 and provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments. Entities must provide fair value measurement disclosures for each class of financial assets and liabilities.  The guidance is effective for interim and annual periods that begin after December 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In conjunction with the Transaction, Parent entered into note purchase agreements with OCM Mezzanine Fund II, L.P. and Olympus Growth Fund IV, L.P (the “Note Purchase Agreements”).  The Note Purchase Agreement with OCM Mezzanine Fund II, L.P. consisted of $43.0 million senior payment-in-kind notes with no required principal amortization.  The Note Purchase Agreement with Olympus Growth Fund IV, L.P. consisted of $43.0 million junior payment-in-kind notes with no required principal amortization.  These notes (the “Parent Notes”) are scheduled to mature in April 2012.  During the term of the Parent Notes, Parent is able at its option to pay interest on the Parent Notes through the issuance of additional notes.  The Company is not liable for, and has not otherwise guaranteed, any of the obligations of Parent with respect to the Parent Notes.  Parent and its Subsidiaries (including the Company) are, however, subject to a number of restrictive covenants under the Note Purchase Agreements.  Parent and its Subsidiaries (including the Company) were in compliance with all covenants as of March 31, 2010.  In addition, the Company is limited in its ability to pay dividends or otherwise make distributions to Parent under the Senior Credit Facility and the indenture governing the 10% Senior Notes due 2012 (the “Senior Notes”).  The Parent Notes are not reflected in the Company’s consolidated balance sheet as the Company did not push down the new accounting basis because of the significance of the public debt holders’ influence on the Company’s ability to control the form of ownership.

Effective as of June 13, 2007, Parent issued an additional $20.0 million of Parent Notes to Olympus Growth Fund IV, L.P., and repurchased $20.0 million of Parent Notes from OCM Mezzanine Fund II, L.P.  During the twelve month periods ended December 31, 2009 and December 31, 2008, the Company had no distributions and distributions totaling $4.5 million, respectively.  The 2008 distribution to Parent was recorded as a reduction in retained earnings.

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

In conjunction with the Transaction, the previous stockholders of the Company will receive the benefit of certain negotiated transaction related tax deductions whenever such deductions are realized.  As of March 31, 2010, the entire liability for the agreement is $1.8 million and is included in Other Long-Term Liabilities.

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

Credit Facility  In conjunction with the Transaction, the Company entered into the Senior Credit Facility, with Credit Suisse, Cayman Islands Branch, which provided for (i) the First Lien Term Facility in an aggregate principal amount of $150.0 million and (ii) the Revolving Facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, of which $10.0 million is available through a sub facility in the form of letters of credit.  On March 31, 2009, the Company repaid all amounts outstanding under the First Lien Term Facility, and no additional borrowings were available thereunder.  As of March 31, 2010, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  As of March 31, 2010, the Company had no outstanding borrowings under the Revolving Facility.  Borrowings under the Revolving Facility bear interest at a fluctuating rate equal to either the base rate plus 4.75% per annum or LIBOR plus 5.75% per annum (effective rate of 8.00% and 6.2% at March 31, 2010 and 2009, respectively).

On March 26, 2010, the Company entered into an amendment to its Senior Credit Facility, which among other things: (i) extended the date by which the Company must amend the indenture governing the Senior Notes to eliminate certain of the restrictive covenants contained therein (including covenants related to the incurrence of indebtedness and liens) or redeem the Senior Notes to March 31, 2011; (ii) increased the maximum total leverage ratio the Company may have at the end of each quarterly period from March 31, 2010 through December 31, 2010; (iii) added an asset-based borrowing base as a condition to borrowing under the Senior Credit Facility; (iv) extended the Company’s ability to continue to pay cash dividends to enable Parent to make cash interest payments on the Parent Notes to March 31, 2011; and (v) decreased the minimum interest coverage ratio the Company is required to maintain at the end of each quarterly period from March 31, 2010 through December 31, 2010.  The Company must comply with certain financial covenants under its Senior Credit Facility, including maintenance of an interest coverage ratio and a total leverage ratio.  The Company was in compliance with such covenants as of March 31, 2010.

The Senior Credit Facility is collateralized by substantially all assets of the Company including real and personal property, inventory, accounts receivable, intellectual property and other intangibles.  The Senior Credit Facility is scheduled to mature January 2013.

Restrictions on Indebtedness  Our Senior Credit Facility and the indenture for the Senior Notes impose certain restrictions on the Company’s ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities.  The subsidiary guarantors are generally not restricted in their ability to dividend or otherwise distribute funds to the Company except for restrictions imposed under applicable state corporate law.  The Company is limited in its ability to pay dividends or otherwise make other distributions to Parent under the Senior Credit Facility and the indenture governing the Senior Notes.  Specifically, the Senior Credit Facility, as amended, prohibits the Company from making any distributions to Parent except for limited purposes, including, but not limited to: (i) prior to March 31, 2011, the Company may pay cash dividends and distributions to Parent to enable Parent to make cash interest payments on the acquisition loan, provided that (x) after giving pro forma effect to such dividend or distribution, the consolidated first lien leverage ratio does not exceed 1.0 to 1.0, and (y) the amount of such dividends and distributions shall not exceed $3,225,000 in any calendar quarter, (ii) customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead of Parent incurred in the ordinary course of business to the extent attributable to the business of the Company and its subsidiaries and in the aggregate not to exceed $500,000 in any fiscal year, and (iii) the Company may pay management fees of Parent not to exceed $750,000 in any fiscal year, as well as any previously accrued but unpaid management fees for any previous fiscal years without regard to this $750,000 limitation, so long as the amount accrued in any such previous fiscal year did not exceed $750,000, in each case, so long as no default has occurred.  The indenture provides that the Company can generally pay dividends and make other distributions to Parent in an amount not to exceed (i) 50% of the Company’s consolidated net income for the period beginning April 1, 2004 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the net cash proceeds received by the Company from the issuance and sale of capital stock, plus (iii) the net return of certain investments, provided that certain conditions are satisfied, including that the Company has a consolidated interest coverage ratio of greater than 2.0 to 1.0.  For the period ended March 31, 2010, the Company’s consolidated interest coverage ratio was less than 2.0 to 1.0.

5. RELATED-PARTY TRANSACTIONS

The Company has noncompete agreements with the former owners of Grand Valley and Dimension Moldings, Inc.

Parent has a management services agreement with an affiliate of Olympus Growth Fund IV, L.P., Parent’s largest stockholder.   Parent is obligated to pay a transaction fee to the affiliate for services provided to Parent and its subsidiaries, including the Company, for each financing, refinancing, acquisition, or similar nonrecurring transaction.   Under this agreement, the Parent paid approximately $3.0 million for services related to the Transaction, of which, $0.7 million was recorded as deferred financing fees on the Company’s consolidated financial statements, while the remaining $2.3 million was recorded on Parent’s financial statements.  In addition, the affiliate will be paid a $150,000 quarterly advisory fee by Parent, unless lowered by the affiliate, for ongoing services provided to Parent and its subsidiaries, including the Company.  Effective July 1, 2008, the quarterly advisory fee was reduced to $135,000.  In 2009 and for the first quarter 2010, the quarterly advisory fee was not paid but continued to be accrued at the reduced amount of $135,000 per quarter.  In connection with the March 30, 2009 amendments to the Note Purchase Agreements related to the Parent Notes, the quarterly fee payment was deferred for 2009, and will be payable in 2010 or thereafter.  Currently, the Company is continuing to accrue but not pay the quarterly advisory fee.  Although neither the Company nor any of its subsidiaries is party to this Agreement, the Company has recorded this expense in its statement of operations because most of the services relate to its operations.

The Company and Parent file a consolidated federal income tax return, and federal income taxes are allocated to the Company based upon the respective taxable earnings or loss.  The Company records income tax liabilities as an amount due to Parent.   As of March 31, 2010 and December 31, 2009, the Company included a total of $4.5 million and $4.6 million, respectively as an amount due to Parent for these income tax liabilities.

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

The Company’s sales by product category are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Hardwood products	$27,681	$26,112
Engineered wood products	6,962	6,693
Total	$34,643	$32,805

Substantially all assets are located and sales are made within North America.

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

•                  the highly competitive nature of our industry; and

•                  changes in the cost of labor.

Overview

We are one of the leading manufacturers of hardwood cabinet doors, hardwood components and engineered wood products in the United States.  Our products include (1) hardwood cabinet door components, face frames and drawer fronts, (2) fully assembled hardwood cabinet doors, (3) rigid thermofoil, or RTF, cabinet doors and components, (4) veneer raised panels, or VRPs, and (5) a variety of laminated and profile-wrapped components.  We generate approximately 93% of our sales from the kitchen and bath cabinet manufacturing industry.  Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders.  We conduct all of our operations through our Woodcraft, PrimeWood and Brentwood subsidiaries and we operate twelve manufacturing facilities located in Minnesota, North Dakota, Oregon, Ohio, Kansas, Pennsylvania, North Carolina, West Virginia, and Kentucky that allow us to distribute our products nationwide.

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

Results of Operations

As discussed below, we continued to experience the slowdown in net sales for the three months ended March 31, 2010 that began in the second half of 2006.  While sales for the three months ended March 31, 2010 are much lower than sales for the same period of 2006, 2007 and 2008, they are modestly higher than sales for the three months ended March 31, 2009.  We believe this is a short-term impact due to the personal income tax incentives related to either acquiring a new or existing home in the first half of 2010.  The kitchen and bath industry-wide slowdown had a negative impact on our gross profit and operating income margin percentages due to fixed costs becoming a higher percentage of sales.   In addition, we have continued to experience decreases in hardwood material prices, which generally are passed on to our customers through lower selling prices in accordance with indexing agreements that reset approximately every three to nine months.  While the prices we pay for hardwood materials continued to decline through April 2009, they then stabilized by mid year and began to increase in December 2009 through March 2010.  The declines in our material costs through April 2009 resulted in lower selling prices in the second half of 2009 and into the first quarter 2010 due to our indexing agreements with our customers.  Our ability to pass through these price changes to our customers is dependent on prevailing economic and competitive conditions.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

The following table includes, for the three months ended March 31, 2010 and 2009, selected operating data derived from our condensed consolidated statements of earnings and presents this information as a percentage of net sales:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(dollars in thousands)
Net sales	$34,643	$32,805
% of net sales	100.0%	100.0%
Cost of sales	29,862	28,338
% of net sales	86.2%	86.4%
Gross profit	4,781	4,467
% of net sales	13.8%	13.6%
Operating expenses	3,129	3,044
% of net sales	9.0%	9.3%

Operating income	1,652	1,423
% of net sales	4.8%	4.3%
Other expenses (income):
Interest expense	3,056	3,026
% of net sales	8.8%	9.2%
Other income, net	(2)	(5)
% of net sales	-0.0%	-0.0%
Income tax benefit	(510)	(593)
% of net sales	-1.5%	-1.8%

Net loss	(892)	(1,005)
% of net sales	-2.6%	-3.1%

Net sales.  Net sales increased $1.8 million, or 5.5%, from $32.8 million for the three months ended March 31, 2009 to $34.6 million for the three months ended March 31, 2010.  Sales in our hardwood and engineered wood product line increased $1.6 million and $0.2 million, respectively.  These increases are mainly attributable to an overall modest increase in the market and certain successful promotions by a few of our customers.  These increases were partially offset with an approximately 4% decline in our overall selling prices, mainly due to lower hardwood material costs.  We have indexing agreements with a majority of our customers, whereby selling prices to customers are increased or decreased as our material costs increase or decrease.

Cost of sales.  Cost of sales increased $1.5 million, or 5.3%, from $28.3 million for the three months ended March 31, 2009 to $29.8 million for the three months ended March 31, 2010.  This increase in cost of sales is primarily attributable to higher material, labor and overhead costs as a result of higher volume of sales.

Gross profit.  Gross profit increased $0.3 million, or 6.7%, from $4.5 million for the three months ended March 31, 2009 to $4.8 million for the three months ended March 31, 2010.  As a percentage of net sales, our gross profit increased 20 basis points from 13.6% for the three months ended March 31, 2009 to 13.8% for the same period in 2010.  This increase is related to (i) improved operating efficiencies in 2010 and (ii) spreading fixed costs over higher sales volume.  This increase was partially offset with lower selling prices in 2010 related to lower hardwood lumber costs during 2009.

Operating expenses.  Operating expenses increased $0.1 million, or 3.3%, from $3.0 million for the three months ended March 31, 2009 to $3.1 million for the three months ended March 31, 2010.  The increase primarily consists of higher incentive compensation expense in 2010.

Operating income.  Operating income increased by $0.2 million, or 14.3%, from $1.4 million for the three months ended March 31, 2009 to $1.6 million for the three months ended March 31, 2010 as a result of the net effect of the factors described above.

Interest expense.  Interest expense was $3.0 million for each of the three month periods ended March 31, 2009 and March 31, 2010.

Other income.  Other income was $5,000 and $2,000 for the three months ended March 31, 2009 and March 31, 2010, respectively.  This income mainly represents interest received from our interest bearing accounts.

Income tax benefit.  Income tax benefit decreased $0.1 million, or 16.7%, from $0.6 million for the three months ended March 31, 2009 to $0.5 million for the three months ended March 31, 2010 due to decreased net losses before income taxes in 2010.  The effective tax rate decreased from 37.1% in 2009 to 36.4% in 2010 due to permanent differences.

Net loss.  Net loss decreased $0.1 million, or 10.0%, from $1.0 million for the three months ended March 31, 2009 to $0.9 million for the three months ended March 31, 2010 as a result of the factors described above.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures and debt service.  We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our prior and existing senior secured credit facilities.

In conjunction with the Transaction on January 9, 2007, the Company entered into the senior credit facility (as amended from time to time, the “Senior Credit Facility”), which provided for (i) a senior secured first lien term loan facility in the initial aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, (the “Revolving Facility” and, together with the First Lien Term Facility, the “First Lien Facilities”) of which $10.0 million is available through a subfacility in the form of letters of credit.  As of March 30, 2009, the Company repaid all amounts outstanding under the First Lien Term Facility and no additional borrowings were available thereunder.  As of March 31, 2010, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million, of which no borrowings were outstanding as of this date.  Borrowings under the Revolving Facility bear interest at a fluctuating rate equal to either the base rate plus 4.75% per annum or LIBOR plus 5.75% per annum (effective rate of 8.00% at March 31, 2010).  The Company must comply with certain financial covenants under the Senior Credit Facility, including maintenance of an interest coverage ratio and a total leverage ratio.  The Company was in compliance with such covenants as of March 31, 2010.

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

As of March 31, 2010, the weighted average interest rate for the Company’s outstanding debt was 10.1%.

Our Senior Credit Facility and the indenture for the Senior Notes impose certain restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.  The subsidiary guarantors are generally not restricted in their ability to dividend or otherwise distribute funds to the Company except for restrictions imposed under applicable state corporate law.  The Company is limited in its ability to pay dividends or otherwise make other distributions to Parent under the Senior Credit Facility and the indenture governing the Senior Notes.  Specifically, as amended, the Senior Credit Facility prohibits the Company from making any distributions to Parent except for limited purposes, including, but not limited to: (i) prior to March 31, 2011, the Company may pay cash dividends and distributions to Parent to enable Parent to make cash interest payments on the Parent Notes, provided that (x) after giving pro forma effect to such dividend or distribution, the consolidated first lien leverage ratio does not exceed 1.0 to 1.0, and (y) the amount of such dividends and distributions shall not exceed $3,225,000 in any calendar quarter, (ii) customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead of Parent incurred in the ordinary course of business to the extent attributable to the business of the Company and its subsidiaries and in the aggregate not to exceed $500,000 in any fiscal year, and (iii) the Company may pay management fees of Parent not to exceed $750,000 in any fiscal year, as well as any previously accrued but unpaid management fees for any previous fiscal years without regard to this $750,000 limitation, so long as the amount accrued in any such previous fiscal year did not exceed $750,000, in each case, so long as no default has occurred.  The indenture provides that the Company can generally pay dividends and make other distributions to Parent in an amount not to exceed (i) 50% of the Company’s consolidated net income for the period beginning April 1, 2004 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the net cash proceeds received by the Company from the issuance and sale of capital stock, plus (iii) the net return of certain investments, provided that certain conditions are satisfied, including that the Company has a consolidated interest coverage ratio of greater than 2.0 to 1.0.  For the period ended March 31, 2010, the Company’s consolidated interest coverage ratio was less than 2.0 to 1.0.

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

On March 26, 2010, Parent also amended the Parent Notes to, among other things, adjust the total leverage ratio that Parent and its Subsidiaries (including the Company) are required to maintain as of the end of each quarterly period through December 31, 2010.  The Parent was in compliance with all covenants as of March 31, 2010.

As of March 31, 2010 and December 31, 2009, we had no capital lease obligations.

Each of the Company’s subsidiaries, which are all 100% owned subsidiaries of the Company, have fully and unconditionally guaranteed the Senior Notes on a joint and several basis.  The Company has no assets or operations independent of its subsidiaries.  As a result, the Company has not presented separate financial statements of the subsidiary guarantors.

As of March 31, 2010, we had $3.1 million of cash available for any corporate purposes, compared to $13.1 million as of December 31, 2009.

Cash flow from operating activities.  Cash used in operating activities was $9.7 million for the three months ended March 31, 2010, while cash used in operating activities for the three months ended March 31, 2009 was $7.5 million.  The $2.2 million increase in cash used in operating activities for the three month period ended March 31, 2010 versus the three month period ended March 31, 2009 was primarily due to: (i) an increase in cash used for accounts payable for 2010 versus 2009 of $2.3 million, and (ii) an increase in cash used for accounts receivable in 2010 versus 2009 of $4.3 million.  Days of receivables outstanding increased by approximately nineteen days as of March 31, 2010 versus March 31, 2009 mainly due to certain customer payment terms being modified over the past year.  These were offset partially by (i) a decrease in cash used for inventory for 2010 versus 2009 of approximately $2.5 million, and (ii) a decrease in cash used for other current assets, accrued payroll and other current liabilities for 2010 versus 2009 of approximately $2.3 million.

Cash flow from investing activities.  Net cash used in investing activities was $0.2 million for the three months ended March 31, 2010 and 2009.  Capital expenditures in the three months ended March 31, 2010 and March 31, 2009 were $0.2 million.

Cash flow from financing activities.  Net cash used in financing activities for the three months ended March 31, 2010 totaled $0.1 million primarily due to debt issue costs and amount Due to Parent.  Net cash used in financing activities for the three months ended March 31, 2009 totaled $3.8 million primarily due to principal payments on the Senior Credit Facility.

For the three month periods ended March 31, 2010 and March 31, 2009, our two largest customers accounted for approximately 57% and 55% of our net sales, respectively.  As of March 31, 2010 and December 31, 2009, our two largest customers accounted for approximately 75% and 73%, respectively, of our consolidated accounts receivables balance.  The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could have a material adverse effect on our results of operations and future cash flows.

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

We derive a significant portion of our revenue as a result of demand for our products created by the building of new homes, and repair and remodeling of existing homes.  During the second half of 2006, the home building, and repair and remodeling industry experienced a slowdown as a result of general economic conditions.  This slowdown worsened into 2009 and then stabilized into the first quarter 2010, and has had a negative impact on our results of operations for the three months ended March 31, 2010.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on our business, financial condition or results of operations which may include impairment charges of goodwill and other long-term assets.

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

Inflation

In general, our cost of sales is subject to inflationary pressures on labor costs, prices of the raw materials we use and various overhead costs.  We generally have been able over time to offset the effects of inflation and price fluctuations through a combination of sales price increases and operational efficiencies.  We currently believe that raw material cost pressure has increased beginning in the fourth quarter 2009 and continuing into the first quarter 2010.  We continue to attempt to pass along these costs to our customers, but such efforts typically lag three to nine months behind material cost changes and we can not guarantee a full offset.  Our ability to pass through these price changes to our customers is dependent on prevailing economic and competitive conditions.

Seasonality

Our sales historically have been moderately seasonal, reflecting the temporary slow down in consumer purchasing activity during the winter holiday season and the summer months.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2009, we identified the critical accounting policies, which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.  The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors.  The estimates and assumptions are evaluated on an ongoing basis and actual results have been within the Company’s expectations.  We have not changed these policies from those previously disclosed in our annual report.

The Company performed its goodwill impairment (ASC 350, “Intangibles-Goodwill and Other”) analysis as of December 31, 2009.  To establish fair market value, items considered were:  (1) comparable public company trading multiples, (2) other comparable transaction multiples and (3) the Woodcraft transaction multiple resulting from a competitive auction process.  Based on the fair market value methodology and the assumptions above, as compared to the Company’s December 31, 2009 net worth and interest-bearing indebtedness, it was concluded that there was a goodwill impairment of $13.6 million, which was recorded during the fourth quarter of 2009.  The Company determined there were no events that would require an ASC 350 analysis to be completed as of March 31, 2010.

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

Interest rate risk.  We are exposed to market risk relating to changes in interest rates in respect to our Revolving Facility.  As of March 31, 2010, we had no outstanding indebtedness which bears interest at a variable rate.  We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

Item 4T. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2010.  For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide us with a reasonable level of assurance of achieving their objectives as outlined above.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2010, our disclosure controls and procedures were effective at a reasonable level of assurance.

(b)           Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during our first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

No pending material legal proceedings.

Item 1A. Risk Factors

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2009, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”).  The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q.  Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

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

WII COMPONENTS, INC.

Dated: May 13, 2010	By:
/s/ John Fitzpatrick
John Fitzpatrick
President and Chief Executive Officer
(Principal Executive Officer)
Dated: May 13, 2010
/s/ Dale B. Herbst
Dale B. Herbst
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)