Form 10-Q
period 2010-06-30
WII Components, Inc.
filed 2010-08-12
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 9, 2010, 100 shares of common stock, $.01 par value per share, were outstanding (all of which are owned by WII Holding, Inc.).

WII COMPONENTS, INC.

FORM 10-Q

Quarter Ended

June 30, 2010

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash	$3,641	$13,102
Accounts receivable, net	21,232	10,754
Inventories	17,355	14,407
Other current assets	2,823	2,662
Total current assets	45,051	40,925

Property, plant, and equipment, net	48,570	51,279
Goodwill	99,152	99,152
Customer relationship	7,437	8,266
Noncompete agreements	13	31
Other assets	2,718	3,424
TOTAL	$202,941	$203,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,259	$3,990
Accrued payroll	4,060	2,713
Due to Parent	4,535	4,578
Other current liabilities	8,255	8,648
Total current liabilities	21,109	19,929

Long-term debt	108,350	108,350
Deferred income tax liability	2,602	3,174
Other long-term liabilities	2,594	2,324

Stockholders’ Equity:
Common stock	—	—
Additional paid-in capital	71,366	71,341
Accumulated deficit	(3,080)	(2,041)
Total stockholders’ equity	68,286	69,300
TOTAL	$202,941	$203,077

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
NET SALES	$40,183	$34,346
COST OF SALES	34,277	28,469
Gross profit	5,906	5,877

OPERATING EXPENSES:
General and administrative	2,195	2,331
Selling and marketing	775	782
Total operating expenses	2,970	3,113

OPERATING INCOME	2,936	2,764

OTHER INCOME (EXPENSE):
Interest income	4	—
Interest expense	(3,151)	(3,151)
Other income/expense	2	2
Total other income (expense)	(3,145)	(3,149)

LOSS BEFORE BENEFIT FOR INCOME TAXES	(209)	(385)
INCOME TAX BENEFIT	(62)	(140)
NET LOSS	$(147)	$(245)

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
NET SALES	$74,825	$67,151
COST OF SALES	64,139	56,806
Gross profit	10,686	10,345

OPERATING EXPENSES:
General and administrative	4,559	4,631
Selling and marketing	1,538	1,516
Loss on sale of assets	1	11
Total operating expenses	6,098	6,158

OPERATING INCOME	4,588	4,187

OTHER INCOME (EXPENSE):
Interest income	3	4
Interest expense	(6,206)	(6,177)
Other income/expense	4	3
Total other income (expense)	(6,199)	(6,170)

LOSS BEFORE BENEFIT FOR INCOME TAXES	(1,611)	(1,983)
INCOME TAX BENEFIT	(572)	(733)
NET LOSS	$(1,039)	$(1,250)

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
OPERATING ACTIVITIES:
Net loss	$(1,039)	$(1,250)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,045	4,269
Loss on sale of assets	1	11
Amortization of debt issuance costs	756	750
Deferred income tax benefit	(572)	(733)
Stock compensation expense	25	25

Change in operating assets and liabilities:
Accounts receivable	(10,478)	(3,946)
Inventories	(2,948)	(1,009)
Other current assets	(161)	(412)
Accounts payable	269	2,681
Accrued payroll and other current liabilities	954	738
Other long term liabilities	270	—
Net cash provided by (used in) operating activities	(8,878)	1,124

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(493)	(522)
Proceeds from sale of property, plant and equipment	3	10
Net cash used in investing activities	(490)	(512)

FINANCING ACTIVITIES:
Principal payments under long-term financing agreements	—	(3,597)
Debt issuance costs	(50)	(136)
Due to Parent	(43)	(55)
Net cash used in financing activities	(93)	(3,788)

NET DECREASE IN CASH	(9,461)	(3,176)
CASH—Beginning of period	13,102	14,721

CASH—End of period	$3,641	$11,545

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,480	$5,518

Cash paid for income taxes	$90	$112

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

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition—Sales are recognized when revenue is realized or realizable and has been earned.  The Company’s policy is to recognize revenue and the related cost of sales when risk and title passes to the customer.  This is generally on the date of shipment, however, certain sales are shipped FOB destination and revenue is recognized when received by the customer.  Freight billed to customers is included in sales and shipping costs are included in cost of sales.  The Company records an estimate for anticipated sales returns and customer discounts at the time revenue is recognized based on historical experience and current trends.  These estimates have been consistent with the Company’s actual experiences.  Provisions for estimated sales returns and customer discounts are recorded as a reduction of net sales.  For the three month and six month periods ended June 30, 2010 and 2009, the provision for estimated sales returns and customer discounts as a percentage of net sales was approximately 2% and 3%, respectively.

Concentration of Credit Risk—The Company receives a significant portion of its revenue from two customers.  For the six months ended June 30, 2010 and 2009, the Company’s two largest customers accounted for approximately 56% and 57%, respectively, of its net sales.  As of June 30, 2010 and December 31, 2009, these two largest customers accounted for approximately 75% and 73%, respectively, of the Company’s consolidated accounts receivables balance.  The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers would have a material adverse effect on our results of operations and future cash flows.

Inventories—Inventories consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$9,582	$7,338
Work in process	3,587	3,213
Finished goods	2,915	2,322
LIFO adjustment	1,271	1,534
	$17,355	$14,407

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market.  The remainder of the inventory is valued at the lower of first-in, first-out method (“FIFO”) cost or market.  As of June 30, 2010 and December 31, 2009, inventory on the LIFO method represented 69% and 62%, respectively, of consolidated inventories.

If LIFO inventories had been valued at current costs determined on a FIFO basis the effect on costs of sales would be a decrease of $0.3 million for the six months ended June 30, 2010, and an increase of $0.5 million for the six months ended June 30, 2009.

Goodwill—The Company evaluates goodwill for impairment at least annually or when events or changes in circumstances indicate impairment.  The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year.  Since December 31, 2009, the Company concluded there were no events or changes in circumstances requiring an interim goodwill impairment analysis to be completed as of June 30, 2010.  Fair value is measured using a market multiple valuation method.  The carrying amount of goodwill was $99.2 million at June 30, 2010 and December 31, 2009.

Customer Relationships—Customer relationships relate to intangible assets recorded through previous acquisitions for relationships with significant customers.  The original cost of these customer relationships was $16.6 million, and the related accumulated amortization as of June 30, 2010 is $9.1 million.  The intangible assets are being amortized over the estimated life of 10 years.  Amortization was $0.8 million for the six-month periods ended June 30, 2010 and 2009.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

2010	$1,657
2011	1,658
2012	1,657
2013	1,658
2014	1,636
Thereafter	—

Noncompete Agreements—Noncompete agreements primarily relate to agreements with the former owners of Brentwood, Grand Valley, and Dimension Moldings, Inc. (DMI).  The original cost of these noncompete agreements was $2.4 million, and the related accumulated amortization as of June 30, 2010 is $2.3 million.  Noncompete rights are being amortized over the applicable terms of the agreements (5 years, 7 years, and 5 years, respectively).  The noncompete agreement with the former owner of Brentwood was fully amortized in July 2007.  The noncompete agreement with the former owners of Grand Valley and DMI are expected to be fully amortized by April 2011 and July 2010, respectively.  Amortization was $17,000 for the six-month periods ended June 30, 2010 and 2009.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

2010	$26
2011	5

New Accounting Pronouncements—In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements”.  This guidance requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820 and provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments. Entities must provide fair value measurement disclosures for each class of financial assets and liabilities.  The guidance was effective for interim and annual periods that begin after December 15, 2009 except for certain Level 3 activity disclosure requirements that are effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In conjunction with the Transaction, Parent entered into note purchase agreements with OCM Mezzanine Fund II, L.P. and Olympus Growth Fund IV, L.P (the “Note Purchase Agreements”).  The Note Purchase Agreement with OCM Mezzanine Fund II, L.P. consisted of $43.0 million senior payment-in-kind notes with no required principal amortization.  The Note Purchase Agreement with Olympus Growth Fund IV, L.P. consisted of $43.0 million junior payment-in-kind notes with no required principal amortization.  These notes (the “Parent Notes”) are scheduled to mature in April 2012.  During the term of the Parent Notes, Parent is able at its option to pay interest on the Parent Notes through the issuance of additional notes.  The Company is not liable for, and has not otherwise guaranteed, any of the obligations of Parent with respect to the Parent Notes.  Parent and its Subsidiaries (including the Company) are, however, subject to a number of restrictive covenants under the Note Purchase Agreements.  Parent and its Subsidiaries (including the Company) were in compliance with all covenants as of June 30, 2010.  In addition, the Company is limited in its ability to pay dividends or otherwise make distributions to Parent under the Senior Credit Facility and the indenture governing the 10% Senior Notes due 2012 (the “Senior Notes”).  The Parent Notes are not reflected in the Company’s consolidated balance sheet as the Company did not push down the new accounting basis because of the significance of the public debt holders’ influence on the Company’s ability to control the form of ownership.

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

In conjunction with the Transaction, the previous stockholders of the Company will receive the benefit of certain negotiated transaction related tax deductions whenever such deductions are realized.  As of June 30, 2010, the entire liability for the agreement is $1.8 million and is included in Other Long-Term Liabilities.

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

Credit Facility  In conjunction with the Transaction, the Company entered into the Senior Credit Facility, with Credit Suisse, Cayman Islands Branch, which provided for (i) the First Lien Term Facility in an aggregate principal amount of $150.0 million and (ii) the Revolving Facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, of which $10.0 million is available through a sub facility in the form of letters of credit.  On March 31, 2009, the Company repaid all amounts outstanding under the First Lien Term Facility, and no additional borrowings were available thereunder.  As of June 30, 2010, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  As of June 30, 2010, the Company had no outstanding borrowings under the Revolving Facility.  Borrowings under the Revolving Facility bear interest at a fluctuating rate equal to either the base rate plus 4.75% per annum or LIBOR plus 5.75% per annum (effective rate of 8.00% and 6.06% at June 30, 2010 and June 30, 2009, respectively).

On March 26, 2010, the Company entered into an amendment to its Senior Credit Facility, which among other things: (i) extended the date by which the Company must amend the indenture governing the Senior Notes to eliminate certain of the restrictive covenants contained therein (including covenants related to the incurrence of indebtedness and liens) or redeem the Senior Notes to March 31, 2011; (ii) increased the maximum total leverage ratio the Company may have at the end of each quarterly period from March 31, 2010 through December 31, 2010; (iii) added an asset-based borrowing base as a condition to borrowing under the Senior Credit Facility; (iv) extended the Company’s ability to continue to pay cash dividends to enable Parent to make cash interest payments on the Parent Notes to March 31, 2011; and (v) decreased the minimum interest coverage ratio the Company is required to maintain at the end of each quarterly period from March 31, 2010 through December 31, 2010.  The Company must comply with certain financial covenants under its Senior Credit Facility, including maintenance of an interest coverage ratio and a total leverage ratio.  The Company was in compliance with such covenants as of June 30, 2010.

The Senior Credit Facility is collateralized by substantially all assets of the Company including real and personal property, inventory, accounts receivable, intellectual property and other intangibles.  The Senior Credit Facility is scheduled to mature January 2013.

Restrictions on Indebtedness  Our Senior Credit Facility and the indenture for the Senior Notes impose certain restrictions on the Company’s ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities.  The subsidiary guarantors are generally not restricted in their ability to dividend or otherwise distribute funds to the Company except for restrictions imposed under applicable state corporate law.  The Company is limited in its ability to pay dividends or otherwise make other distributions to Parent under the Senior Credit Facility and the indenture governing the Senior Notes. Specifically, the Senior Credit Facility, as amended,  prohibits the Company from making any distributions to Parent except for limited purposes, including, but not limited to: (i) prior to March 31, 2011, the Company may pay cash dividends and distributions to Parent to enable Parent to make cash interest payments on the acquisition loan, provided that (x) after giving pro forma effect to such dividend or distribution, the consolidated first lien leverage ratio does not exceed 1.0 to 1.0, and (y) the amount of such dividends and distributions shall not exceed $3,225,000 in any calendar quarter, (ii) customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead of Parent incurred in the ordinary course of business to the extent attributable to the business of the Company and its subsidiaries and in the aggregate not to exceed $500,000 in any fiscal year, and (iii) the Company may pay management fees of Parent not to exceed $750,000 in any fiscal year, as well as any previously accrued but unpaid management fees for any previous fiscal years without regard to this $750,000 limitation, so long as the amount accrued in any such previous fiscal year did not exceed $750,000, in each case, so long as no default has occurred.  The indenture provides that the Company can generally pay dividends and make other distributions to Parent in an amount not to exceed (i) 50% of the Company’s consolidated net income for the period beginning April 1, 2004 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the net cash proceeds received by the Company from the issuance and sale of capital stock, plus (iii) the net return of certain investments, provided that certain conditions are satisfied, including that the Company has a consolidated interest coverage ratio of greater than 2.0 to 1.0.  For the period ended June 30, 2010, the Company’s consolidated interest coverage ratio was less than 2.0 to 1.0.

5. RELATED-PARTY TRANSACTIONS

The Company has noncompete agreements with the former owners of Grand Valley and Dimension Moldings, Inc.

Parent has a management services agreement with an affiliate of Olympus Growth Fund IV, L.P., Parent’s largest stockholder.   Parent is obligated to pay a transaction fee to the affiliate for services provided to Parent and its subsidiaries, including the Company, for each financing, refinancing, acquisition, or similar nonrecurring transaction.   Under this agreement, the Parent paid approximately $3.0 million for services related to the Transaction, of which $0.7 million was recorded as deferred financing fees on the Company’s consolidated financial statements, while the remaining $2.3 million was recorded on Parent’s financial statements.  In addition, the affiliate will be paid a $150,000 quarterly advisory fee by Parent, unless lowered by the affiliate, for ongoing services provided to Parent and its subsidiaries, including the Company.  Effective July 1, 2008, the quarterly advisory fee was reduced to $135,000.  In 2009 and for the six-month period ended June 30, 2010, the quarterly advisory fee was not paid but continued to be accrued at the reduced amount of $135,000 per quarter.  In connection with the March 30, 2009 amendments to the Note Purchase Agreements related to the Parent Notes, the quarterly fee payment was deferred for 2009, and will be payable in 2010 or thereafter.  Currently, the Company is continuing to accrue but not pay the quarterly advisory fee.  Although neither the Company nor any of its subsidiaries is party to this Agreement, the Company has recorded this expense in its statement of operations because most of the services relate to its operations.

The Company and Parent file a consolidated federal income tax return, and federal income taxes are allocated to the Company based upon the respective taxable earnings or loss.  The Company records income tax liabilities as an amount due to Parent.   As of June 30, 2010 and December 31, 2009, the Company included a total of $4.5 million and $4.6 million, respectively as an amount due to Parent for these income tax liabilities.

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

The Company’s sales by product category are as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Hardwood products	$60,147	$52,926	$32,466	$26,814
Engineered wood products	14,678	14,225	7,717	7,532
Total	$74,825	$67,151	$40,183	$34,346

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

Results of Operations

As discussed below, we continued to experience the slowdown in net sales for the six months ended June 30, 2010 that began in the second half of 2006.  While sales for the six months ended June 30, 2010 are much lower than sales for the same period of 2006, 2007 and 2008, they are modestly higher than sales for the six months ended June 30, 2009.  We believe this is a short-term impact due to the personal income tax incentives related to either acquiring a new or existing home in the first half of 2010.  The kitchen and bath industry-wide slowdown had a negative impact on our gross profit and operating income margin percentages due to fixed costs becoming a higher percentage of sales.   In addition, we continued to experience decreases in hardwood material prices from the fourth quarter of 2006 through the second quarter of 2009, which generally were passed on to our customers.  We have agreements with most customers that reset prices in the future period based on the movement of hardwood lumber costs in the prior period.  The length of the period varies by customer from three to twelve months.  While the prices we paid for hardwood materials continued to decline through April 2009, they then stabilized by mid-year 2009 and began to increase in December 2009 through June 2010.  The declines in our material costs through April 2009 resulted in lower selling prices in the second half of 2009 and into the first half of 2010 due to our indexing agreements with our customers.  Our ability to pass through these price changes to our customers is dependent on prevailing economic and competitive conditions.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

The following table includes, for the three months ended June 30, 2010 and 2009, selected operating data derived from our condensed consolidated statements of operations and presents this information as a percentage of net sales:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
	(dollars in thousands)
Net sales	$40,183	$34,346
% of net sales	100.0%	100.0%
Cost of sales	34,277	28,469
% of net sales	85.3%	82.9%

Gross profit	5,906	5,877
% of net sales	14.7%	17.1%
Operating expenses	2,970	3,113
% of net sales	7.4%	9.1%

Operating income	2,936	2,764
% of net sales	7.3%	8.0%
Other expenses (income):
Interest expense	3,151	3,151
% of net sales	7.8%	9.2%
Other income, net	(6)	(2)
% of net sales	-0.0%	-0.0%
Income tax benefit	(62)	(140)
% of net sales	-0.2%	-0.4%

Net loss	(147)	(245)
% of net sales	-0.4%	-0.7%

Net sales.  Net sales increased $5.9 million, or 17.2%, from $34.3 million for the three months ended June 30, 2009 to $40.2 million for the three months ended June 30, 2010.  Sales in our hardwood and engineered wood product line increased $5.7 million and $0.2 million, respectively.  These increases are mainly attributable to (i) an overall modest increase in the market and (ii) market share gain by our Company.  These increases were partially offset with an approximately 4% decline in our overall selling prices, mainly due to the decline of hardwood lumber costs during 2009.  We have indexing agreements with a majority of our customers, whereby selling prices to customers in the future period are increased or decreased based on hardwood lumber cost changes in the prior period.

Cost of sales.  Cost of sales increased $5.8 million, or 20.4%, from $28.5 million for the three months ended June 30, 2009 to $34.3 million for the three months ended June 30, 2010.  This increase in cost of sales is primarily attributable to higher material, labor and overhead costs as a result of higher volume of sales.

Gross profit.  Gross profit was $5.9 million for the three months ended June 30, 2009 and for the three months ended June 30, 2010.  As a percentage of net sales, our gross profit decreased 240 basis points from 17.1% for the three months ended June 30, 2009 to 14.7% for the three months ended June 30, 2010.  This decrease is related to (i) lower selling prices in 2010 related to lower hardwood lumber costs during 2009, (ii) higher lumber costs in 2010, and (iii) higher premiums for purchases of kiln dried lumber in 2010.  This decrease was partially offset with (i) improved operating efficiencies in 2010 and (ii) absorbing fixed costs over higher sales volume.

Operating expenses.  Operating expenses decreased $0.1 million, or 3.2%, from $3.1 million for the three months ended June 30, 2009 to $3.0 million for the three months ended June 30, 2010.  The decrease primarily consists of lower professional fees and lower bad debt expense in 2010.

Operating income.  Operating income increased by $0.1 million, or 3.6%, from $2.8 million for the three months ended June 30, 2009 to $2.9 million for the three months ended June 30, 2010 as a result of the net effect of the factors described above.

Interest expense.  Interest expense was $3.2 million for each of the three month periods ended June 30, 2009 and June 30, 2010.

Other income.  Other income was $2,000 and $6,000 for each of the three months ended June 30, 2009 and June 30, 2010, respectively.

Income tax benefit.  Income tax benefit was $0.1 million for the three months ended June 30, 2009 and for the three months ended June 30, 2010.  The effective tax rate decreased from 36.4% in 2009 to 29.7% in 2010 due to permanent differences.

Net loss.  Net loss decreased $0.1 million, or 50.0%, from $0.2 million for the three months ended June 30, 2009 to $0.1 million for the three months ended June 30, 2010 as a result of the factors described above.

Results of Operations

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

The following table includes, for the six months ended June 30, 2010 and 2009, selected operating data derived from our condensed consolidated statements of earnings and presents this information as a percentage of net sales:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(dollars in thousands)
Net sales	$74,825	$67,151
% of net sales	100.0%	100.0%
Cost of sales	64,139	56,806
% of net sales	85.7%	84.6%

Gross profit	10,686	10,345
% of net sales	14.3%	15.4%
Operating expenses	6,098	6,158
% of net sales	8.2%	9.2%

Operating income	4,588	4,187
% of net sales	6.1%	6.2%
Other expenses (income):
Interest expense	6,206	6,177
% of net sales	8.3%	9.2%
Other income, net	(7)	(7)
% of net sales	-0.0%	-0.0%
Income tax benefit	(572)	(733)
% of net sales	-0.8%	-1.1%

Net loss	(1,039)	(1,250)
% of net sales	-1.4%	-1.9%

Net sales.  Net sales increased $7.6 million, or 11.3%, from $67.2 million for the six months ended June 30, 2009 to $74.8 million for the six months ended June 30, 2010.  Sales in our hardwood and engineered wood product line increased $7.2 million and $0.4 million, respectively.  These increases are mainly attributable to (i) an overall modest increase in the market, (ii) market share gain by our Company, and (iii) certain successful promotions by a few of our customers.  These increases were partially offset with an approximately 4% decline in our overall selling prices mainly due to the decline of hardwood lumber costs during 2009.  We have indexing agreements with a majority of our customers, whereby selling prices to customers in the future period are increased or decreased based on hardwood lumber cost changes in the prior period.

Cost of sales.  Cost of sales increased $7.3 million, or 12.9%, from $56.8 million for the six months ended June 30, 2009 to $64.1 million for the six months ended June 30, 2010.  This increase in cost of sales is primarily attributable to higher material, labor and overhead costs as a result of higher volume of sales.

Gross profit.  Gross profit increased $0.4 million, or 3.9%, from $10.3 million for the six months ended June 30, 2009 to $10.7 million for the six months ended June 30, 2010.  As a percentage of net sales, our gross profit decreased 110 basis points from 15.4% for the six months ended June 30, 2009 to 14.3% for the six months ended June 30, 2010.  This decrease is related to (i) lower selling prices in 2010 related to lower hardwood lumber costs during 2009, (ii) higher lumber costs in 2010, and (iii) higher premiums for purchases of kiln dried lumber in 2010.  This decrease was partially offset with (i) improved operating efficiencies in 2010 and (ii) absorbing fixed costs over higher sales volume.

Operating expenses.  Operating expenses decreased $0.1 million, or 1.6%, from $6.2 million for the six months ended June 30, 2009 to $6.1 million for the six months ended June 30, 2010.  The decrease primarily consists of lower professional fee expense and bad debt expense in 2010, offset partially with higher incentive compensation expense in 2010.

Operating income.  Operating income increased by $0.4 million, or 9.5%, from $4.2 million for the six months ended June 30, 2009 to $4.6 million for the six months ended June 30, 2010 as a result of the net effect of the factors described above.

Interest expense.  Interest expense was $6.2 million for each of the six month periods ended June 30, 2009 and June 30, 2010.

Other income.  Other income was $7,000 for each of the six months ended June 30, 2009 and June 30, 2010.

Income tax benefit.  Income tax benefit decreased $0.1 million, or 14.3%, from $0.7 million for the six months ended June 30, 2009 to $0.6 million for the six months ended June 30, 2010 due to decreased net losses before income taxes in 2010.  The effective tax rate decreased from 37.0% in 2009 to 35.5% in 2010 due to permanent differences.

Net loss.  Net loss decreased $0.3 million, or 23.1%, from $1.3 million for the six months ended June 30, 2009 to $1.0 million for the six months ended June 30, 2010 as a result of the factors described above.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures and debt service.  We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our prior and existing senior secured credit facilities.

In conjunction with the Transaction on January 9, 2007, the Company entered into the senior credit facility (as amended from time to time, the “Senior Credit Facility”), which provided for (i) a senior secured first lien term loan facility in the initial aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, (the “Revolving Facility” and, together with the First Lien Term Facility, the “First Lien Facilities”) of which $10.0 million is available through a subfacility in the form of letters of credit.  As of March 30, 2009, the Company repaid all amounts outstanding under the First Lien Term Facility and no additional borrowings were available thereunder.  As of June 30, 2010, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million, of which no borrowings were outstanding as of this date.  Borrowings under the Revolving Facility bear interest at a fluctuating rate equal to either the base rate plus 4.75% per annum or LIBOR plus 5.75% per annum (effective rate of 8.00% at June 30, 2010).  The Company must comply with certain financial covenants under the Senior Credit Facility, including maintenance of an interest coverage ratio and a total leverage ratio.  The Company was in compliance with such covenants as of June 30, 2010.

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

As of June 30, 2010, the weighted average interest rate for the Company’s outstanding debt was 10.1%.

Our Senior Credit Facility and the indenture for the Senior Notes impose certain restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.  The subsidiary guarantors are generally not restricted in their ability to dividend or otherwise distribute funds to the Company except for restrictions imposed under applicable state corporate law.  The Company is limited in its ability to pay dividends or otherwise make other distributions to Parent under the Senior Credit Facility and the indenture governing the Senior Notes.  Specifically, as amended, the Senior Credit Facility prohibits the Company from making any distributions to Parent except for limited purposes, including, but not limited to: (i) prior to March 31, 2011, the Company may pay cash dividends and distributions to Parent to enable Parent to make cash interest payments on the Parent Notes, provided that (x) after giving pro forma effect to such dividend or distribution, the consolidated first lien leverage ratio does not exceed 1.0 to 1.0, and (y) the amount of such dividends and distributions shall not exceed $3,225,000 in any calendar quarter, (ii) customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead of Parent incurred in the ordinary course of business to the extent attributable to the business of the Company and its subsidiaries and in the aggregate not to exceed $500,000 in any fiscal year, and (iii) the Company may pay management fees of Parent not to exceed $750,000 in any fiscal year, as well as any previously accrued but unpaid management fees for any previous fiscal years without regard to this $750,000 limitation, so long as the amount accrued in any such previous fiscal year did not exceed $750,000, in each case,  so long as no default has occurred.  The indenture provides that the Company can generally pay dividends and make other distributions to Parent in an amount not to exceed (i) 50% of the Company’s consolidated net income for the period beginning April 1, 2004 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the net cash proceeds received by the Company from the issuance and sale of capital stock, plus (iii) the net return of certain investments, provided that certain conditions are satisfied, including that the Company has a consolidated interest coverage ratio of greater than 2.0 to 1.0.  For the period ended June 30, 2010, the Company’s consolidated interest coverage ratio was less than 2.0 to 1.0.

On March 26, 2010, Parent amended the Note Purchase Agreements related to the Parent Notes to, among other things, adjust the total leverage ratio that Parent and its Subsidiaries (including the Company) are required to maintain as of the end of each quarterly period through December 31, 2010.  The Parent was in compliance with all covenants as of June 30, 2010.

As of June 30, 2010 and December 31, 2009, we had no capital lease obligations.

Each of the Company’s subsidiaries, which are all 100% owned subsidiaries of the Company, have fully and unconditionally guaranteed the Senior Notes on a joint and several basis.  The Company has no assets or operations independent of its subsidiaries.  As a result, the Company has not presented separate financial statements of the subsidiary guarantors.

As of June 30, 2010, we had $3.6 million of cash available for any corporate purposes, compared to $13.1 million as of December 31, 2009.

Cash flow from operating activities.  Cash used in operating activities was $8.9 million for the six months ended June 30, 2010, while cash provided by operating activities for the six months ended June 30, 2009 was $1.1 million.  The $10.0 million increase in cash used in operating activities for the six month period ended June 30, 2010 versus the six month period ended June 30, 2009 was primarily due to: (i) an increase in cash used for inventories for 2010 versus 2009 of $1.9 million and (ii),an increase in cash used for accounts receivable in 2010 versus 2009 of $6.5 million.  These were offset partially by a decrease in cash provided by accounts payable for 2010 versus 2009 of approximately $2.4 million.  Days of receivables outstanding increased by approximately twenty-one days as of June 30, 2010 versus June 30, 2009 mainly due to certain customer payment terms being modified over the past year.  These were offset partially by a decrease in cash used for other current assets, and an increase in cash provided by other long term liabilities, accrued payroll and other current liabilities for 2010 versus 2009 of approximately $0.7 million.

Cash flow from investing activities.  Net cash used in investing activities was $0.5 million for the six months ended June 30, 2010 and June 30, 2009.  Capital expenditures in the six months ended June 30, 2010 and June 30, 2009 were $0.5 million.

Cash flow from financing activities.  Net cash used in financing activities for the six months ended June 30, 2010 totaled $0.1 million primarily due to debt issue costs.  Net cash used in financing activities for the six months ended June 30, 2009 totaled $3.8 million primarily due to principal payments on the Senior Credit Facility.

For the six month periods ended June 30, 2010 and June 30, 2009, our two largest customers accounted for approximately 56% and 57% of our net sales, respectively.  As of June 30, 2010 and December 31, 2009, our two largest customers accounted for approximately 75% and 73%, respectively, of our consolidated accounts receivables balance.  The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers would have a material adverse effect on our results of operations and future cash flows.

Accounts receivable increased $10.4 million, from a balance of $10.8 million as of December 31, 2009 to $21.2 million as of June 30, 2010.  This increase was primarily due to (i) the number of days of receivables outstanding increasing by approximately eighteen days as of June 30, 2010 versus December 31, 2009 mainly due to certain customer payment terms being modified over the past year and (ii) the average daily sales rate was higher in June 2010 versus December 2009 due to a number of reasons, including seasonality and increased market share by the Company

We cannot provide assurances that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our Senior Credit Facility in an amount sufficient to enable us to service our indebtedness, including the Senior Notes, or to fund our other liquidity needs.  In addition, we cannot provide assurances that we will be able to refinance any of our indebtedness, including our Senior Credit Facility and the Senior Notes, on commercially reasonable terms, if at all.

We derive a significant portion of our revenue as a result of demand for our products created by the building of new homes, and repair and remodeling of existing homes.  During the second half of 2006, the home building, and repair and remodeling industry experienced a slowdown as a result of general economic conditions.  This slowdown worsened into 2009 and then stabilized into the first half of 2010, and has had a negative impact on our results of operations for the six months ended June 30, 2010.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on our business, financial condition or results of operations which may include impairment charges of goodwill and other long-term assets.

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

Inflation

In general, our cost of sales is subject to inflationary pressures on labor costs, prices of the raw materials we use and various overhead costs.  We generally have been able over time to offset the effects of inflation and price fluctuations through a combination of sales price increases and operational efficiencies.  We currently believe that raw material cost pressure has increased beginning in the fourth quarter 2009 and continuing into the first half of 2010.  We continue to attempt to pass along these costs to our customers, but such efforts typically lag three to twelve months behind material cost changes and we cannot guarantee a full offset.  Our ability to pass through these price changes to our customers is dependent on prevailing economic and competitive conditions.

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

The Company performed its goodwill impairment (ASC 350, “Intangibles-Goodwill and Other”) analysis as of December 31, 2009.  To establish fair market value, items considered were:  (1) comparable public company trading multiples, (2) other comparable transaction multiples and (3) the Woodcraft transaction multiple resulting from a competitive auction process.  Based on the fair market value methodology and the assumptions above, as compared to the Company’s December 31, 2009 net worth and interest-bearing indebtedness, it was concluded that there was a goodwill impairment of $13.6 million, which was recorded during the fourth quarter of 2009.  The Company determined there were no events that would require an ASC 350 analysis to be completed as of June 30, 2010.

New Accounting Standards

See Note 2 of the Condensed Consolidated Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to various market risks such as fluctuating lumber prices and interest rates.

Commodity price risk.  Hardwood lumber accounts for the largest portion of our material costs.  Our profitability is therefore affected by the prices of lumber which may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, competition and, in some cases, government regulation. Though we are not dependent on any single supplier for our raw materials, we have no long-term supply contracts and thus, are subject to changes in the prices charged by our suppliers.  The prices for the primary hardwood species we use in the production of our hardwood doors and components are subject to some volatility.  We generally pass through cost increases to our customers, but such efforts typically lag three to twelve months behind material cost changes and we can not guarantee a full offset.  Our ability to pass through these price changes to our customers is dependent on prevailing economic and competitive conditions.

Interest rate risk.  We are exposed to market risk relating to changes in interest rates in respect to our Revolving Facility.  As of June 30, 2010, we had no outstanding indebtedness which bears interest at a variable rate.  We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

Item 4T. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2010.  For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide us with a reasonable level of assurance of achieving their objectives as outlined above.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2010, our disclosure controls and procedures were effective at a reasonable level of assurance.

(b)           Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during our second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Removed and Reserved

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

WII COMPONENTS, INC.

Dated: August 12, 2010	By:
/s/ John Fitzpatrick
John Fitzpatrick
President and Chief Executive Officer
(Principal Executive Officer)
Dated: August 12, 2010
/s/ Dale B. Herbst
Dale B. Herbst
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)