Form 10-K
period 2010-12-31
WII Components, Inc.
filed 2011-03-30
CIK 1289231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2010: not applicable.

As of  March 28, 2011, 100 shares of common stock of the registrant, $.01 par value per share, were issued and outstanding (all of which are owned by WII Holding, Inc.).

DOCUMENTS INCORPORATED BY REFERENCE:   None.

WII COMPONENTS, INC.

FORM 10-K

Year Ended December 31, 2010

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

In this report, the terms “WII Components,” “we,” “our,” “Company,” or “us” refer to WII Components, Inc. and its subsidiaries on a consolidated basis and their respective predecessors, unless otherwise indicated or the context otherwise requires.  In April 2003, WII Components, Inc. was formed by a group of investors to acquire Woodcraft Industries, Inc., or Woodcraft, and its subsidiaries, PrimeWood, Inc., or PrimeWood, and Brentwood Acquisition Corp., or Brentwood.  On January 9, 2007, WII Components, Inc. became a wholly owned subsidiary of WII Holding, Inc., a newly formed investment entity controlled by Olympus Growth Fund IV, L.P. and Olympus Executive Fund L.P., which are affiliated investment funds headquartered in Stamford, Connecticut (together with other affiliated entities, “Olympus”).  WII Components conducts all of its operations through its direct subsidiary, Woodcraft, and its indirect subsidiaries, PrimeWoodand Brentwood.

PART I

Item 1. Business

Our Company

We believe we are one of the leading manufacturers of hardwood cabinet doors, hardwood components and engineered wood products in the United States.  In 2010, we generated approximately 93% of our sales from the kitchen and bath cabinet manufacturing industry.  We believe our reputation for high quality and reliable performance has enabled us to establish strong, long-standing relationships with our customers, which include most of the top cabinet manufacturers in the United States.  Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders.  We generated net sales of approximately $33.7 million for the three months ended December 31, 2010 and approximately $145.4 million for the year ended December 31, 2010.

We believe that we have one of the broadest product offerings of doors and related components for the kitchen and bath cabinet manufacturing industry.  Our products include: (1) hardwood cabinet door components, face frames and drawer fronts, (2) fully assembled hardwood cabinet doors, (3) rigid thermofoil, or RTF, cabinet doors and components, (4) veneer raised panels, or VRPs, and (5) a variety of laminated and profile-wrapped components.  We produce over 200,000 SKUs for our customers, representing a wide array of styles, sizes, designs and wood species.  In addition, we offer a variety of value-added services for our customers, such as new product design and development and kitchen-at-a-time manufacturing, or KAT, a small batch production process that enables us to deliver semi-custom doors and components on a quick-turnaround basis.

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

Our senior management team has an average of 20 years of industry experience and 19 years with our Company.  Our President and Chief Executive Officer, John Fitzpatrick, has over 25 years of experience in managing manufacturing-based companies and has led our senior management team since July 2000.

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

On January 9, 2007, WII Holding, Inc. (“Parent”) acquired all of the outstanding capital stock of WII Components, Inc. through the merger of a newly formed wholly owned subsidiary of Parent with and into WII Components, Inc. (the “Transaction”).  At that time, Parent was a newly formed investment entity controlled by Olympus.

Products

We believe that we have one of the broadest product offerings of doors and related components for the kitchen and bath cabinet manufacturing industry.  Our products include:  (1) hardwood cabinet door components, face frames and drawer fronts, (2) fully assembled hardwood cabinet doors, (3) rigid thermofoil, or RTF, cabinet doors and components, (4) veneer raised panels, or VRPs, and (5) a variety of laminated and profile-wrapped components.  We produce over 200,000 SKUs for our customers, representing a wide array of styles, designs and wood species.  In addition, we offer a variety of value-added services for our customers, such as new product design and development and kitchen-at-a-time manufacturing, or KAT, a small batch production process that enables us to deliver semi-custom doors and components on a quick-turnaround basis.  See Note 3 to our consolidated financial statements included in this report under “Financial Statements and Supplementary Data” for additional information on our products.

Customers

We have been servicing our top ten customers for an average of approximately 18 years, with a minimum of six years.  In 2010, sales to Masco Corporation and Elkay accounted for 38% and 18%, respectively, of our net sales.  No other customer accounted for more than 10% of our sales in 2010.  We have experienced lower sales volume over the past four years with most of our top ten customers due to the overall market decline related to lower demand for new homes and remodeling of existing homes.

Sales and Marketing

Substantially all of our sales are made directly to cabinet manufacturers without the use of third party sales representatives or distributors.  Our sales and marketing group is organized primarily by product and geography.  The group includes a sales director for all product lines, a marketing director for hardwood products, and four account managers.  Over the past few years, our sales and marketing efforts have been focused on strengthening relationships with our most important customers and introducing new products to targeted markets.  Due to our long-standing relationships with our key customers, sales and marketing involves relationships at multiple levels with our customers.  Accordingly, our internal sales force works closely with our manufacturing and marketing personnel to develop new opportunities in our core kitchen and bath market, which accounted for approximately 93% of our sales in 2010, as well as our other markets, including store fixtures.  In 2010, approximately 98% of our net revenues resulted from sales in the United States, while the balance resulted from sales in Canada and Mexico.

We do not rely on imported product components for any significant portion of our business.  However, we do purchase imported components for use in our domestic manufacturing process and for direct sale to our customers.  In 2010, our sales of imported products accounted for 2% of our total sales.

Seasonality

Our sales historically have been moderately seasonal, reflecting the temporary slowdown in consumer purchasing activity during the winter holiday season and the summer months.

Supply of Raw Materials

The primary raw materials we purchase are green, kiln-dried, and semi-processed hardwood lumber, MDF, hardwood veneer and PVC foil.  Hardwood lumber accounts for the largest portion of our material costs.  We purchase our lumber directly from hardwood mills, which allows us to both leverage our scale and avoid the costs associated with intermediaries.  We purchase from a network of over 50 regional mills throughout the Northern and Appalachian hardwood forest areas in close proximity to our manufacturing facilities.  No single supplier accounted for more than 6% of our material purchases in 2010, and we are not dependent on any single supplier for any raw material product.  Our top ten suppliers accounted for approximately 32% of the key raw materials we purchased in 2010.

We purchase a variety of species of hardwood lumber, with hard maple, cherry, soft maple and red oak accounting for our largest volumes.  The prices of the various species have fluctuated historically on independent supply and demand curves and are not highly correlated to one another.  Generally, we have been able to pass lumber price changes through to our customers in a three to twelve month time period by working in a partnership with them.  Our ability to pass through these price changes to our customers is dependent on prevailing economic and competitive conditions.

Competition

We operate in the highly competitive kitchen and bath cabinet door and component industry.  Our competitors include other independent kitchen and bath cabinet door and component manufacturers and vertically integrated cabinet manufacturers who produce their own doors and components.  We estimate that the cabinet door and component market segment in which we compete represented approximately $1.1 billion of the overall U.S. cabinet market in 2010.  We believe that independent cabinet door and component manufacturers, like us, accounted for approximately $0.55 billion of this segment in 2010, while vertically integrated cabinet manufacturers accounted for the remainder.

We are one of the three largest manufacturers in the independent cabinet component industry.  We believe that in 2010 we accounted for approximately 26% of total outsourced cabinet door and component market sales, and together with our principal competitors Conestoga Wood Products and Appalachian Wood Products, based on publicly available information and management estimates, accounted for approximately 49% of this market in 2010.

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

Employees

As of December 31, 2010, we had approximately 1,026 full-time employees, 12 part-time employees, and 73 leased employees.  Currently, none of our employees are covered by a collective bargaining agreement.

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

Sales to the kitchen and bath cabinet market accounted for approximately 93% of our total sales for the year ended December 31, 2010.  Sales in this market are driven by new home construction and home repair and remodeling activity.  New home construction and repair and remodeling activity continues to be affected by changes in economic and other conditions, such as gross domestic product levels, employment levels, demographic trends, availability of financing, interest rates and consumer confidence.  These factors can negatively affect the demand for our products.  Any deterioration in these factors could have a material adverse effect on our business, financial condition and results of operations.

The Company derives a significant portion of its revenue as a result of the demand for its products created by the building of new homes, and repair and remodeling of existing homes.  During the second half of 2006, the home building, repair and remodeling industry experienced a slowdown as a result of general economic conditions.  The slowdown continued throughout 2010, and based on the Kitchen Cabinet Manufacturers Association data for 2010, the kitchen cabinet market is estimated to be down approximately 4% as compared to 2009.  This slowdown has had, and continues to have, a negative effect on our sales and income from operations.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.

Economic conditions and disruptions in the credit and financial markets could have an adverse effect on our business, financial condition and results of operations.

Over the last couple years, the financial markets experienced a period of unprecedented turmoil, including the bankruptcy, restructuring or sale of certain financial institutions and the intervention of the U.S. federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money from our lenders under our new credit agreement to finance our operations were to be impaired. The crisis in the financial markets may also have a material adverse impact on the availability and cost of credit in the future. Our ability to pay our debt or refinance our obligations under our new credit agreement or 10% Senior Notes due 2012 (the “Senior Notes”) will depend on our future performance, which will be affected by, among other things, prevailing economic conditions. The financial crisis may also have an adverse effect on the U.S., which would have a negative impact on demand for our products. In addition, tightening of credit markets may have an adverse impact on our customers’ ability to finance the purchase of our products or our suppliers’ ability to provide us with raw materials, either of which could adversely affect our business and results of operations.

Our debt agreements contain certain restrictions that limit our flexibility in operating our business, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

We are subject to a number of debt agreements, including our new credit agreement that we executed on March 24, 2011 (the “New Credit Agreement”), the indenture governing the Senior Notes and the $23.0 million non-interest bearing note issued on December 30, 2010 by our Parent (the “New Parent Note”), which contain covenants that restrict our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.  In addition, our New Credit Agreement and New Parent Note require us to comply with certain consolidated financial ratios and financial tests. Our ability to meet these financial ratios and financial tests may be affected by events beyond our control, including a prolonged downturn in the housing market.  On March 30, 2009, we amended and obtained waivers to our prior senior credit facility to, among other things, adjust the interest coverage ratio and total leverage ratio that we were required to maintain as of December 31, 2008, and as of the end of each quarterly period through December 31, 2009 to reflect current economic conditions.  On March 26, 2010, we amended our prior senior credit facility again to, among other things, adjust the interest coverage ratio and total leverage ratio that we were required to maintain as of  March 31, 2010 and at the end of each quarterly period through December 31, 2010.  On those same dates, Parent undertook similar transactions with respect to its previously outstanding Parent notes, which were extinguished on December 30, 2010 in connection with the Recapitalization (as defined herein).  Any breach of the covenants in our debt agreements could result in a default of the obligations under such debt agreement and cause a cross-default under one or more of our other debt agreements.  If there were an event of default under one of the debt agreements that was not cured or waived, the lenders under such debt agreement could cause all amounts outstanding thereunder to be due and payable immediately.  Our assets and cash flow may not be sufficient to fully repay borrowings under our debt agreements if accelerated upon an event of default.

To service our indebtedness, we will require a significant amount of cash.  Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our cash interest expense for the year ended December 31, 2010 was approximately $11.0 million.  In addition, our outstanding Senior Notes in an aggregate principal amount of $108.4 million are scheduled to mature on February 15, 2012.  Our ability to make payments on and to refinance our indebtedness, including the Senior Notes, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.  Based on our current level of operations, we do not expect that we will have sufficient cash flows from operations to repay the Senior Notes at their current scheduled maturity in 2012.  As a result, we will need to refinance such Senior Notes prior to that time.

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness, including the Senior Notes, or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness, including the Senior Notes, on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations.  In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all.  Our ability to restructure or refinance our indebtedness, including the Senior Notes, will depend on the condition of the capital markets and our financial condition at such time.  Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.  The terms of existing or future debt instruments, including the indenture governing the Senior Notes, may limit or prevent us from taking any of these actions.  Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the Senior Notes.

In addition, if we are unable to meet our debt service obligations under the Senior Notes, the holders of the Senior Notes would have the right to cause the entire principal amount of the Senior Notes to become immediately due and payable.  If the amounts outstanding under these instruments are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to our debt holders, including holders of the Senior Notes.

We are dependent on major customers for a significant portion of our net sales.

For the year ended December 31, 2010, our top ten customers accounted for approximately 88% of our net sales.  During this period, our two largest customers accounted for approximately 56% of our net sales.  The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could have a material adverse effect on our results of operations.  Future consolidation in the cabinet manufacturing market in which our customers operate could increase the concentration of our sales and therefore increase these risks.  For more information regarding our significant customers, see “Business — Customers.”

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

Our profitability is affected by the prices of our raw materials, which may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, competition and, in some cases, government regulation.  The prices for the hardwood species we use in production of our hardwood doors and components are subject to some volatility.  In the past calendar year the price of hard maple, the primary hardwood specie we use, (accounting for approximately 40% of our lumber purchases) increased by approximately 6%, and the price of cherry, (accounting for approximately 29% of our lumber purchases) increased by 8%.  We have no long-term supply contracts for the raw materials used in the manufacture of our products.  This means that we are subject to changes in the prices charged by our suppliers.  Recently, we have experienced moderate increases in the price we pay for our hardwood materials.  Significant increases in the prices of raw materials could materially adversely affect our business, financial condition and results of operations, especially if we are not able to recover these costs by increasing the prices we charge our customers for our products.  In 2010, the U.S. kitchen and bath industry relied heavily on domestic maple, which is of a higher quality than imported maple.  A shortage in the supply of domestic maple or certain other species of lumber could increase prices for these raw materials, which could also have a material adverse effect on our business, financial condition and results of operations.  Generally, we have been able to pass through cost increases to our customers in a three to twelve month time period, but the price increases may not fully offset the effects of increasing raw material costs.  Our ability to pass through these price changes to our customers is dependent on prevailing economic and competitive conditions.

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

The application of ASC 350 resulted in the recognition of a significant non-cash impairment charge for 2009 and no impairment charge for 2010. Going forward, we may incur impairment charges on our goodwill and other intangible assets with indefinite lives, which could negatively impact our business, financial condition and results of operations.

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

As discussed in Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K, we performed our annual impairment test as of December 31, 2010, and concluded there was no goodwill impairment.  We performed our annual impairment test as of December 31, 2009, and concluded that our goodwill was impaired.  Therefore, we recognized $13.6 million in goodwill impairment charges during the fourth quarter of fiscal 2009.

As of December 31, 2010, goodwill and other intangible assets with indefinite lives represented approximately 54% of our total assets.  If in the future, we determine that there has been an impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of any income tax effects, which could have an adverse effect on our financial condition and results of operations.

We are dependent on certain key personnel, the loss of whom could materially affect our financial performance and prospects.

Our continued success depends to a large extent upon the continued services of our senior management and certain key employees.  The loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.  We have no key-man life insurance on any of our employees.

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

As of March 28, 2011, Parent owned 100% of our outstanding voting capital stock and Olympus Growth Fund IV, L.P. and Olympus Executive Fund, L.P. collectively owned 81.55% of the outstanding voting capital stock of Parent.  For ease of reference, we sometimes collectively refer to Olympus Growth Fund IV, L.P. and Olympus Executive Fund, L.P. herein as the “Olympus Funds”.  Olympus Growth Fund IV, L.P. has the ability to control the election of our Board of Directors and the election of the board of directors of Parent and, by virtue of its ownership in Parent and certain contractual voting rights set forth in the Parent Stockholders Agreement among the current stockholders of Parent, the outcome of other issues submitted to the stockholders for approval.  See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  We cannot assure you that the interests of Olympus Growth Fund IV, L.P. will not conflict with the interests of the holders of our Senior Notes.  In particular, Olympus Growth Fund IV, L.P. may cause a change of control at a time when we do not have sufficient funds to repurchase our Senior Notes or to repay any outstanding borrowings under our New Credit Agreement.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in St. Cloud, Minnesota.  We own eight and lease four manufacturing facilities.  We believe that our facilities are currently operating at approximately 45-50% of overall plant capacity.  We intend to increase current levels of capacity utilization while handling an increased volume of sales.  In addition, we have increased capacity over time through increases in operating efficiencies and growth investments at our hardwood component, door and engineered woods facilities.  We expanded our Molalla, Oregon plant in 2004 to create additional capacity for customers located on the West Coast.  In 2006, we completed the expansions of our (i) Cabinet Door plant in St. Cloud, Minnesota to create additional door manufacturing capacity, and (ii) Greenville, Pennsylvania facility to add incremental capacity for lumber drying and rough milling.  In 2007, we completed the expansion of leased facilities in West Jordan, Utah and Monroe, Washington to add incremental door manufacturing capacity.  Each of these facilities in Utah and Washington contributed minimal capacity to the Company and were closed in the second half of 2008 due to the slowdown in the industry.  In 2008, we completed the expansion of a leased facility in Conover, North Carolina to add incremental door manufacturing capacity.  In the fourth quarter 2009, we commenced operations at a manufacturing facility in Moorefield, West Virginia that adds minimal RTF production capacity.

Our Woodcraft subsidiary operates three facilities in Minnesota, two of which are located in St. Cloud and one of which is located in Foreston.  Our Minnesota facilities manufacture hardwood components, and one of our St. Cloud facilities also produces approximately 51% of our hardwood doors.  The hardwood door plant in St. Cloud includes high-volume hardwood door production together with flexible production cells required to respond to customer KAT orders.  Our Woodcraft division also has a fourth facility located in Bowling Green, Kentucky where we manufacture hardwood components for shipment to our Minnesota and Ohio facilities.  Our Woodcraft subsidiary in 2005 acquired a facility located in Middlefield, Ohio, which manufactures hardwood component moldings, and also purchased a facility located in Greenville, Pennsylvania, which manufactures hardwood components for shipment to our Minnesota and Ohio facilities.  In 2008, our Woodcraft subsidiary completed an expansion in Conover, North Carolina to produce hardwood doors.

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

All of our facilities are pledged as collateral under our New Credit Agreement.

Item 3. Legal Proceedings

We are involved in various proceedings incidental to the ordinary conduct of our business.  We do not presently believe that any of the proceedings currently pending will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 4.

Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the common stock of WII Components, Inc.  As a result of the Transaction, WII Components, Inc. is a wholly owned subsidiary of Parent.

We became a wholly owned subsidiary of Parent on January 9, 2007.  Since that time, we have made cash dividends to, and made other distributions on account of the, Parent from time to time to enable Parent to (i) make cash interest payments on the Former Parent Notes (as defined herein), (ii) pay its customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead incurred on account of its ownership of us, and (iii) pay the fees under a management services agreement between Parent and an affiliate of Olympus Funds.  These payments totaled approximately $0.3 million in 2010, $0.1 million in 2009, and $5.0 million in 2008.  The payments in 2009 and 2010 are recorded as an intercompany note receivable, included with other current assets, between Parent and Company.  We expect to make similar payments to or on account of Parent in the foreseeable future.  Any payment of future dividends and the amounts thereof will be dependent upon the Company’s earnings, fiscal requirements and other factors deemed relevant by the Company’s Board of Directors.  Certain restrictive covenants contained in the Company’s New Credit Agreement and the indenture governing the Senior Notes currently restrict our ability to make dividends or other payments to Parent.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a detailed discussion of such restrictions.

As a result of the Transaction, all outstanding stock options were terminated and canceled on January 9, 2007, and there are currently no stock options of the Company issued and outstanding.

Parent issued restricted stock on August 31, 2007 and September 14, 2007 to certain members of our management totaling 55,219 shares of Parent common stock.  The fair value of the Parent common stock was considered contributed capital to the Company and had a fair value of approximately $397,000 on the date of the grant.  The restricted stock becomes fully vested after seven years, or earlier, if certain milestones described in the underlying grant agreements are met.  In 2009, 1,121 shares of restricted stock were repurchased due to the termination of a member of management.  In 2010, 841 shares of restricted stock were repurchased due to the termination of a member of management.  All of the remaining shares of restricted stock of Parent were converted into a nominal number of shares and became fully vested in connection with the Recapitalization (as defined herein) on December 30, 2010.

Item 6. Selected Financial Data

The following table sets forth certain of our historical consolidated financial data. The Transaction was completed on January 9, 2007, and the Transaction has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities. The selected historical consolidated financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and accompanying notes included elsewhere in this annual report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$145,382	$130,455	$193,373	$249,303	$285,633
Cost of sales	124,053	110,093	166,635	205,063	237,289
Gross profit	21,329	20,362	26,738	44,240	48,344
Total operating expenses (1)	11,923	25,753	13,934	24,096	18,024
Operating income (loss)	9,406	(5,391)	12,804	20,144	30,320
Interest expense	12,450	12,449	13,024	15,460	14,038
Other income net (2)	(19)	(23)	(1,860)	(453)	(88)
Income tax expense (benefit)	348	(2,634)	324	2,096	6,627
Net (loss) earnings	$(3,373)	$(15,183)	$1,316	$3,041	$9,743
Other Financial Data:
Depreciation and amortization (3)	$7,934	$8,388	$8,762	$8,712	$7,926
Capital expenditures	1,870	1,700	3,722	7,629	15,999
Net cash (used) provided by operating activities	(3,805)	3,937	13,714	16,500	23,426
Balance Sheet Data (at end of period):
Total assets	$197,482	$203,077	$221,006	$247,957	$230,314
Long-term debt, plus current maturities	108,350	108,350	111,947	124,202	127,500
Capital lease obligations	—	—	—	530	1,111

(1) Total operating expenses include $3.1 million of stock compensation expense in 2006 related to stock option accounting, and $1.8 million of compensation expense in 2007 related to stock option accounting and transaction incentives.  In addition, 2007 includes transaction costs for the Transaction, tender offer costs, and management advisory fees of approximately $7.2 million, $0.8 million, and $0.6 million, respectively.  Total operating expenses in 2008 include $0.6 million for management advisory fees.  Total operating expenses in 2009 include $0.5 million of accrued expenses related to management advisory fees and $13.6 million for a goodwill impairment charge.  Total operating expenses in 2010 include $0.5 million of accrued expenses related to management advisory fees.

(2) For the fiscal year ended December 31, 2008, the Company recognized $1.7 million of gains on the extinguishment of debt.

(3) Depreciation and amortization does not include amortization of deferred financing fees (which are included in interest expense) for the fiscal years ended December 31, 2006, 2007, 2008, 2009 and 2010 of $1.1 million, $2.5 million, $1.5 million, $1.5 million and $1.5 million, respectively.

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

Overview

We are one of the leading manufacturers of hardwood cabinet doors and components and engineered wood products in the United States.  Our products include (1) hardwood cabinet door components, face frames and drawer fronts, (2) fully assembled hardwood cabinet doors, (3) rigid thermofoil, or RTF, cabinet doors and components, (4) veneer raised panels, or VRPs, and (5) a variety of laminated and profile-wrapped components.  In 2010, we generated approximately 93% of our sales from the kitchen and bath cabinet manufacturing industry.  Our customers, in turn, distribute their products through various sales channels, including specialty kitchen and bath cabinet dealers, home center retailers and homebuilders.  We conduct all of our operations through our Woodcraft, PrimeWood and Brentwood subsidiaries and we operate twelve manufacturing facilities located in Minnesota, North Dakota, Ohio, Oregon, Pennsylvania, Kansas, North Carolina, West Virginia, and Kentucky that allow us to distribute our products nationwide.

In the past thirteen years, we have consummated four strategic acquisitions that have enhanced our market position, product breadth and geographic reach.  In June 1998, we acquired PrimeWood, a manufacturer of RTF, VRP and profile-wrapped engineered wood products based in North Dakota.  In July 2002, we acquired Brentwood, a manufacturer of solid wood and RTF cabinet doors located in Oregon.  In April 2004, we acquired Grand Valley, a manufacturer of solid wood cabinet doors located in Ohio.  In July 2005, we acquired substantially all of the assets of Dimension Moldings, Inc., an Ohio corporation, which was in the business of manufacturing hardwood component moldings at a facility located in Middlefield, Ohio.  Following the acquisition, our Woodcraft subsidiary manufactures hardwood component moldings at the Middlefield facility.

2007 Acquisition

On January 9, 2007, WII Components, Inc. (the “Company”) was acquired by WII Holding, Inc. (“Parent”), a newly formed investment entity controlled by two investment funds managed by Olympus Partners.  For ease of reference, these funds are sometimes collectively referred to herein as the “Olympus Funds.”  The acquisition was consummated through a merger of WII Merger Corporation (“AcquisitionCo”), a wholly owned subsidiary of Parent, with and into the Company with the Company being the surviving corporation in the transaction (the “Transaction”).  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the Transaction was approximately $293.1 million, less indebtedness and certain expenses.  The Transaction has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.  The Company did not push down the new accounting basis because of the significance of the publicly traded debt outstanding, which hinders the Parent’s ability to control the form of ownership of the Company.

2010 Recapitalization

On December 30, 2010, Parent completed a comprehensive recapitalization (the “Recapitalization”) pursuant to the terms of a Recapitalization Agreement, dated December 30, 2010 (the “Recapitalization Agreement”), by and among Parent, WII Parent Merger Corp., a newly formed entity (“MergerCo”), OCM Mezzanine Fund II, L.P. (“OCM”) and Olympus Growth Fund IV, L.P. (“Olympus Fund IV”) and a Note Exchange Agreement, dated December 30, 2010, between OCM and MergerCo (the “Exchange Agreement” and together with the Recapitalization Agreement, the “Recap Agreements”).

Pursuant to the Recap Agreements: (i) OCM transferred to MergerCo all of its shares of Series A Preferred Stock and Common Stock of Parent and its Parent notes in an aggregate principal amount of approximately $33.6 million (including accrued and unpaid interest thereon) and, in exchange therefore, MergerCo issued to OCM an aggregate of 29,713.91 shares of its Common Stock and new unsecured non-interest bearing senior note in a principal amount of $23.0 million (the “New Parent Note”); and (ii) Olympus Fund IV transferred to MergerCo all of the shares of Series A Preferred Stock of Parent held by Olympus Fund IV and its Parent notes in an aggregate principal amount of approximately $114.9 million (including accrued and unpaid interest thereon) and, in exchange therefor, MergerCo issued to Olympus Fund IV an aggregate of 139,071.406 shares of its Common Stock. Immediately thereafter, MergerCo was merged with and into Parent (the “Recap Merger”), with Parent continuing as the surviving corporation in the Recap Merger (as such, the “Surviving Corporation”).  Pursuant to the Recap Merger, subject to the terms and conditions of the Recapitalization Agreement, (i) each share of Common Stock of MergerCo outstanding immediately prior to the Recap Merger was converted into the right to receive one share of Common Stock of the Surviving Corporation, (ii) each share of Series A Preferred Stock of Parent outstanding immediately prior to the Recap Merger (other than shares held by Parent or MergerCo) was converted into the right to receive one share of Common Stock of the Surviving Corporation, (iii) each share of Common Stock of the Parent outstanding immediately prior to the Recap Merger (other than shares held by Parent or MergerCo) was converted into the right to receive one thousandth of a share of Common Stock of the Surviving Corporation and (iv) each share of capital stock of Parent or MergerCo held by Parent or MergerCo was cancelled without consideration.  The Parent notes transferred to MergerCo in connection with the Recapitalization were extinguished in connection with the Recap Merger and the New Parent Note issued by MergerCo was assumed by Parent, as the Surviving Corporation, by operation of law in the Recap Merger.

As a result of the Recapitalization, the Olympus Funds and OCM own approximately 82% and 17%, respectively, of the outstanding Common Stock of Parent, as the Surviving Corporation.

Results of Operations

As discussed below, we continued to experience the industry-wide slowdown in net sales for the twelve months ended December 31, 2010 that began in the second half of 2006.  While sales for the twelve months ended December 31, 2010 are much lower than sales for the same period of 2006, 2007 and 2008, they are higher than sales for the twelve months ended December 31, 2009.  We believe this is due to:  (i) the short-term impact of personal income tax incentives related to acquiring a new or existing home in the first half of 2010, (ii) market share gain by our Company, and (iii) certain successful promotions by a few of our customers.  The kitchen and bath industry-wide slowdown had a negative impact on our gross profit and operating income margin percentages due to fixed costs becoming a higher percentage of sales.  In addition, we continued to experience decreases in hardwood material prices from the fourth quarter of 2006 through the second quarter of 2009, which generally were passed on to our customers.  We have informal agreements with most customers that reset prices in the future period based on the movement of hardwood lumber costs in the prior period.  The length of the period varies by customer from three to twelve months.  While the prices we paid for hardwood materials continued to decline through April 2009, they stabilized by mid-year 2009 and began to increase in December 2009 through June 2010.  Since June 2010, hardwood lumber costs have been stable to slightly down.  The declines in our material costs through April 2009 resulted in lower selling prices in the second half of 2009 and into the first half of 2010 due to our indexing agreements with our customers.  Our ability to pass through these price changes to our customers is dependent on prevailing economic and competitive conditions.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

The years ended December 31, 2010 and 2009 are shown in the table below. The following table sets forth selected operating data derived from our consolidated statements of operations and presents this information as a percentage of net sales.

	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in thousands)
Net sales	$145,382	$130,455
% of net sales	100.0%	100.0%
Cost of sales	124,053	110,093
% of net sales	85.3%	84.4%
Gross profit	21,329	20,362
% of net sales	14.7%	15.6%
Operating expenses	11,923	25,753
% of net sales	8.2%	19.7%
Operating income (loss)	9,406	(5,391)
% of net sales	6.5%	(4.1)%
Other expenses:
Interest expense	12,450	12,449
% of net sales	8.6%	9.5%
Other income net	(19)	(23)
% of net sales	(0.0)%	(0.0)%
Income tax expense (benefit)	348	(2,634)
% of net sales	0.2%	(2.0)%
Net loss	(3,373)	(15,183)
% of net sales	(2.3)%	(11.6)%

Net Sales.  Net sales increased $14.9 million, or 11.4%, from $130.5 million for the year ended December 31, 2009 to $145.4 million for the year ended December 31, 2010.  Sales in our hardwood and engineered wood product line increased $14.8 million and $0.1 million, respectively.  These increases are mainly attributable to (i) an overall modest increase in the market primarily due to personal income tax incentives that existed in that period related to acquiring a new or existing home in the first half of 2010, (ii) market share gain by our Company, and (iii) certain successful promotions by a few of our customers.  These increases were partially offset with an approximately 2% decline in our overall selling prices, mainly due to the decline of hardwood lumber costs during 2009.  We have informal indexing agreements with a majority of our customers, whereby selling prices to customers in the future periods are increased or decreased based on hardwood lumber cost changes in the prior periods.

Cost of Sales.  Cost of sales increased $14.0 million, or 12.7%, from $110.1 million for the year ended December 31, 2009 to $124.1 million for the year ended December 31, 2010.  This increase in cost of sales is primarily attributable to higher material, labor and overhead costs as a result of higher sales volume.

Gross Profit.  Gross profit increased $0.9 million, or 4.4%, from $20.4 million for the year ended December 31, 2009 to $21.3 million for the same period in 2010 as a result of the factors described above.  As a percentage of net sales, our gross profit decreased 90 basis points from 15.6% for the year ended December 31, 2009 to 14.7% for the same period in 2010.  This decrease is related to (i) lower selling prices in 2010 due to lower hardwood lumber costs during 2009, (ii) higher lumber costs during the first half of 2010 and (iii) higher premiums for purchases of kiln dried lumber in 2010.  This decrease was partially offset by (i) improved operating efficiencies in 2010 and (ii) the absorption of fixed costs over higher sales volume.

Operating Expenses.  Operating expenses decreased $13.9 million, or 53.9%, from $25.8 million for the year ended December 31, 2009 to $11.9 million for the year ended December 31, 2010.  The decrease primarily consists of (i) $13.6 million goodwill impairment in 2009, (ii) $0.3 million due to decreased allowance for doubtful accounts expense in 2010, and (iii) $0.1 million due to lower customer relationship amortization expense in 2010.  As a percentage of sales, operating expenses decreased from 19.7% for the year ended December 31, 2009 to 8.2% for the same period in 2010, as a result of the factors described above.

Operating Income.  Operating income increased by $14.8 million, or 274.1%, from a loss of $5.4 million for the year ended December 31, 2009 to an income of $9.4 million for the year ended December 31, 2010 as a result of the net effect of the factors described above.

Interest Expense.  Interest expense was $12.4 million for the year ended December 31, 2009 and for the year ended December 31, 2010.

Other Income.  Other income decreased $4,000 from $23,000 for the year ended December 31, 2009 to $19,000 for the year ended December 31, 2010.

Income Tax Expense (Benefit).  Income tax benefit decreased $2.9 million from a benefit of $2.6 million for the year ended December 31, 2009 to an expense of $0.3 million for the year ended December 31, 2010 as a result of higher earnings and a higher effective tax rate prior to accounting for a valuation allowance against deferred tax assets in 2010.  The effective tax rate decreased from 14.8% in 2009 to (11.5%) in 2010 mainly due to a valuation allowance against deferred tax assets.

Net Loss.  Net loss decreased $11.8 million from $15.2 million for the year ended December 31, 2009 to $3.4 million for the year ended December 31, 2010 as a result of the factors described above.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

The years ended December 31, 2009 and 2008 are shown in the table below. The following table sets forth selected operating data derived from our consolidated statements of operations and presents this information as a percentage of net sales.

	Year Ended December 31, 2009	Year Ended December 31, 2008
	(Dollars in thousands)
Net sales	$130,455	$193,373
% of net sales	100.0%	100.0%
Cost of sales	110,093	166,635
% of net sales	84.4%	86.2%
Gross profit	20,362	26,738
% of net sales	15.6%	13.8%
Operating expenses	25,753	13,934
% of net sales	19.7%	7.2%
Operating (loss) income	(5,391)	12,804
% of net sales	(4.1)%	6.6%
Other expenses:
Interest expense	12,449	13,024
% of net sales	9.5%	6.7%
Other income net	(23)	(1,860)
% of net sales	(0.0)%	(1.0)%
Income tax (benefit) expense	(2,634)	324
% of net sales	(2.0)%	0.2%
Net (loss) earnings	(15,183)	1,316
% of net sales	(11.6)%	0.7%

Net Sales.  Net sales decreased $62.9 million, or 32.5%, from $193.4 million for the year ended December 31, 2008 to $130.5 million for the year ended December 31, 2009.  Sales in our hardwood and engineered wood product line decreased $55.4 million and $7.5 million, respectively.  These decreases are mainly attributable to an overall slowdown in the market that began in the second half of 2006, and to a lesser extent, an approximately 5% decline in our overall selling prices, mainly due to lower hardwood material costs.  We have indexing agreements with a majority of our customers, whereby selling prices to customers are generally increased or decreased, but with a three to twelve month lag time, as our material costs increase or decrease.

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

Operating Expenses.  Operating expenses increased $11.9 million, or 85.6%, from $13.9 million for the year ended December 31, 2008 to $25.8 million for the year ended December 31, 2009.  The increase primarily consists of (i) $13.6 million goodwill impairment and (ii) $0.2 million due to increased allowance for doubtful accounts expense in 2009.  The increase was partially offset by (i) approximately $0.8 million lower salaries, including benefits, due to eliminated positions throughout 2008 and 2009, (ii) $0.8 million due to a long-lived asset write-off in conjunction with the closing of our West Jordan, Utah facility in 2008, and, to a lesser extent, (iii) $0.2 million lower professional fees, and (iv) $0.1 million lower travel costs.  We concluded there were no triggering events or changes in circumstances requiring an interim goodwill impairment analysis to be completed during the first three quarters of 2009.  As a percentage of sales, operating expenses increased from 7.2% for the year ended December 31, 2008 to 19.7% for the same period in 2009, as a result of the factors described above.

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

Other Income.  Other income decreased $1.8 million from $1.9 million for the year ended December 31, 2008 to $23,000 for the year ended December 31, 2009.  This income represents interest received from our interest bearing accounts and 2008 also includes a $1.7 million gain on the extinguishment of debt.

Income Tax (Benefit) Expense.  Income tax expense decreased $2.9 million from $0.3 million for the year ended December 31, 2008 to a benefit of $2.6 million for the year ended December 31, 2009 as a result of lower earnings, and a lower effective tax rate.  The effective tax rate decreased 500 basis points from 19.8% in 2008 to 14.8% in 2009 due to state taxes and permanent differences.

Net (Loss) Earnings.  Net earnings decreased $16.5 million from $1.3 million for the year ended December 31, 2008 to $15.2 million net loss for the year ended December 31, 2009 as a result of the factors described above.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures and debt service.  We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our prior and existing senior secured credit facilities.

As of December 31, 2010, we had $7.1 million of cash and cash equivalents available for any corporate purposes, compared to $13.1 million as of December 31, 2009.

As of December 31, 2010, the weighted average interest rate for the Company’s outstanding debt was 10.1%.  As of December 31, 2010 and 2009, we had no capital lease obligations.

Financing Arrangements

Prior Senior Credit Facility

In conjunction with the Transaction, we entered into a senior credit facility (the “Senior Credit Facility”), with Credit Suisse, Cayman Islands Branch, which provided for (i) a senior secured first lien term loan facility in an aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, (the “Revolving Facility” and, together with the First Lien Term Facility, the “First Lien Facilities”) of which $10.0 million was available through a subfacility in the form of letters of credit.  On March 30, 2009, we repaid all amounts outstanding under the First Lien Term Facility and no additional borrowings were available thereunder.  As of December 31, 2010, the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  As of December 31, 2010, we had no outstanding borrowings under the Revolving Facility.  Borrowings under the Revolving Facility accrued interest at a fluctuating rate equal to either the base rate plus 4.75% per annum or LIBOR plus 5.75% per annum (effective rate of 8.00% at December 31, 2010 using the base rate plus 4.75%).  We were required to comply with certain financial covenants under our Senior Credit Facility, including maintenance of an interest coverage ratio and a total leverage ratio.  We were in compliance with all of our covenants as of December 31, 2010.

On March 30, 2009, we entered into an amendment to our Senior Credit Facility, which among other things: (i) increased the applicable interest rate margin for borrowings thereunder; (ii) eliminated the requirement that we maintain corporate debt ratings; (iii) extended the date by which we had to amend the indenture governing the Senior Notes to eliminate certain of the restrictive covenants contained therein (including covenants related to the incurrence of indebtedness and liens) or redeem the Senior Notes to March 31, 2010; (iv) extended our ability to continue to pay cash dividends to enable Parent to make cash interest payments on the Parent Notes to March 31, 2010; (v) increased the maximum total leverage ratio we could have at the end of each quarterly period from December 31, 2008 through December 31, 2009; (vi) required payment of remaining balance due under the First Term Lien Facility of approximately $3.6 million; and (vii) decreased the minimum interest coverage ratio we were required to maintain at the end of each quarterly period from December 31, 2008 through December 31, 2009.  The amendment also waived for the four fiscal quarters ended December 31, 2008, any default or event of default that may have arisen from our failure to maintain the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio set forth in the Senior Credit Facility prior to the effective date of the amendment.

On March 26, 2010, we entered into an amendment to our Senior Credit Facility, which among other things: (i) extended the date by which we had to amend the indenture governing the Senior Notes to eliminate certain of the restrictive covenants contained therein (including covenants related to the incurrence of indebtedness and liens) or redeem the Senior Notes to March 31, 2011; (ii) increased the maximum total leverage ratio we could have at the end of each quarterly period from March 31, 2010 through December 31, 2010; (iii) added an asset-based borrowing base as a condition to borrowing under the Senior Credit Facility; (iv) extended our ability to continue to pay cash dividends to enable Parent to make cash interest payments on the Parent Notes to March 31, 2011; and (v) decreased the minimum interest coverage ratio we were required to maintain at the end of each quarterly period from March 31, 2010 through December 31, 2010.

Parent Notes

In conjunction with the Transaction, the Parent entered into Note Purchase Agreements in 2007 with OCM and

Olympus Fund IV, L.P. pursuant to which it issued to OCM $43.0 million senior payment-in-kind notes with no required principal amortization and to Olympus Fund IV, L.P. $43.0 million junior payment-in-kind notes with no required principal amortization (collectively, the “Former Parent Notes”).  The Former Parent Notes were scheduled to mature in April 2012.  On March 30, 2009, Parent amended and obtained a waiver to the Note Purchase Agreements related to the Former Parent Notes to waive the total leverage ratio that we were required to maintain as of December 31, 2008 and to adjust the total leverage ratio that we were required to maintain as of the end of each quarterly period through December 31, 2009 to reflect current economic conditions.  In addition, in connection with this amendment and waiver, the $150,000 quarterly advisory fee payable by Parent to an affiliate of the Olympus Funds under the advisory services agreement discussed below, was deferred for each quarter of 2010 and 2009, and will be payable in 2012 or thereafter.  See “Certain Relationships and Related Party Transactions, and Director Independence — Advisory Services Agreement” for additional information regarding the advisory services agreement.

On March 26, 2010, Parent also amended the Former Parent Notes to, among other things, adjust the total leverage ratio we were required to maintain as of the end of each quarterly period through December 31, 2010.

In connection with the Recapitalization, all of the Former Parent Notes were extinguished and the New Parent Note in a principal amount of $23.0 million was issued to OCM.  The New Parent Note is non-interest bearing and has an initial maturity date of April 9, 2012.  The note purchase agreement governing the New Parent Note provides that if we refinance or amend and extend the Senior Notes, and Olympus requests OCM to amend the New Parent Note, so long as we do not raise more than $120.0 million of indebtedness in connection therewith, each of OCM and Parent have agreed to, among other things, to extend the maturity date of the New Parent Note to be one year after the maturity date of the Senior Notes as refinanced or amended and extended, but in no event later than 2017.  The Company is not liable for, and has not otherwise guaranteed, any of the obligations of Parent with respect to the New Parent Note.  The Company is, however, subject to a number of restrictive covenants in the note exchange agreement with respect to the New Parent Note.

New Credit Agreement

On March 24, 2011, the Company entered into a new credit agreement (the “New Credit Agreement”) with General Electric Capital Corporation, as a lender, swingline lender and agent for all lenders and the other financial institutions party thereto (“GECC”), to replace the Senior Credit Facility.  The New Credit Agreement provides for a $20.0 million revolving credit facility, including a letter of credit subfacility of $5.0 million.  Availability of borrowings under the New Credit Agreement is subject to a customary borrowing base calculation.  Assuming the New Credit Agreement was in place as of December 31, 2010, the Company would have been able to borrow approximately $20.0 million under the New Credit Agreement under the borrowing base calculation.  Borrowings under the New Credit Agreement may be made to refinance the Senior Notes (so long as after giving effect to such consummation, the availability under the New Credit Agreement is not less than $5.0 million), to provide for working capital, and for general corporate purposes.  The New Credit Agreement matures on December 31, 2011 if the Company has not refinanced or extended the Senior Notes or four months prior to the maturity of any new notes issued to refinance the Senior Notes, in no event later than March 24, 2015.  Indebtedness for borrowed money incurred under our New Credit Agreement is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles.  Borrowings under the New Credit Agreement bear interest at a fluctuating rate equal to either the base rate plus 1.25% per annum or LIBOR rate plus 2.50% per annum.  We must comply with certain financial covenants under our New Credit Agreement.

Senior Notes

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

Certain Dividend Restrictions

Our New Credit Agreement and the indenture for the Senior Notes impose certain restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.  The subsidiary guarantors under our New Credit Agreement and Senior Notes are generally not restricted in their ability to dividend or otherwise distribute funds to the Company except for restrictions imposed under applicable state corporate law.  The Company is limited in its ability to pay dividends or otherwise make other distributions to Parent under the New Credit Agreement and the indenture governing the Senior Notes.  Specifically, the New Credit Agreement prohibits the Company from making any distributions to Parent except for limited purposes, including, but not limited to:  (i) overhead expenses, professional fees, directors fees, and expenses of Parent incurred in the ordinary course of business in the aggregate not to exceed $1.0 million in any fiscal year, and (ii) the Company may pay management fees of Parent not to exceed $750,000 in any fiscal year, plus a 1% transaction fee pursuant to the terms of the Management Agreement, as well as any previously accrued but unpaid management fees and transaction fees for any previous fiscal years without regards to this $750,000 limitation, so long as no default has occurred.  The indenture provides that the Company can generally pay dividends and make other distributions to Parent in an amount not to exceed (i) 50% of the Company’s consolidated net income for the period beginning April 1, 2004 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the net cash proceeds received by the Company from the issuance and sale of capital stock, plus (iii) the net return of certain investments, provided that certain conditions are satisfied, including that the Company has a consolidated interest coverage ratio of greater than 2.0 to 1.0.  For the twelve month period ended December 31, 2010, the Company’s consolidated interest coverage ratio was less than 2.0 to 1.0.

Cash Flow Information

Cash flow provided by (used in) operating activities.  As of December 31, 2010 and 2009, we had $7.1 million and $13.1 million, respectively, of cash and cash equivalents available for working capital purposes.  Cash used by operating activities for the year ended December 31, 2010 was $3.8 million and cash provided by operating activities for the year ended December 31, 2009 was $3.9 million.  The increased source of cash used by operating activities is mainly attributable to (i) higher inventories in 2010 of $4.7 million, whereas, inventories had increased $1.0 million in 2009, (ii) an increase in net accounts receivable in 2010 of $4.9 million, whereas net accounts receivable had increased $4.2 million in 2009, and (iii) a decrease in accounts payable in 2010 of $0.7 million whereas accounts payable had increased $2.8 million in 2009.  Days of receivables outstanding increased by approximately 21 days as of December 31, 2010 compared to December 31, 2009 due to certain customer payment terms being modified over the past year.

Cash flow used in investing activities.  Net cash used in investing activities was $1.9 million for the year ended December 31, 2010 and $1.6 million for the year ended December 31, 2009.  Capital expenditures in 2010 were $1.9 million compared to $1.7 million for the year ended December 31, 2009.

Cash flow used in financing activities.  Net cash used in financing activities for the year ended December 31, 2010 totaled $0.4 million primarily due to (i) debt issuance costs of $50,000, and (ii) $0.3 million of payments made on behalf of Parent.  Net cash used in financing activities for the year ended December 31, 2009 totaled $3.9 million primarily due to (i) principal payments on the Senior Credit Facility of $3.6 million, (ii) debt issuance costs of $0.1 million, and (iii) a $0.2 million decrease in the amount due to Parent related to income tax obligations.

Liquidity Considerations

For years ended December 31, 2010 and December 31, 2009, our two largest customers accounted for approximately 56% and 60%, respectively, of our net sales.  As of December 31, 2010 and December 31, 2009, our two largest customers accounted for approximately 62% and 72%, respectively, of our consolidated accounts receivables balance.  The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could have a material adverse effect on our results of operations and future cash flows.

We cannot provide assurances that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our New Credit Agreement in an amount sufficient to enable us to service our indebtedness, including the Senior Notes, or to fund our other liquidity needs.  In addition, we cannot provide assurances that we will be able to refinance any of our indebtedness, including any borrowings under our New Credit Agreement and the Senior Notes, on commercially reasonable terms, if at all.  The Company cannot provide assurance it will be able to obtain waivers for non-compliance in the future, if necessary.

The Company derives a significant portion of its revenue as a result of the demand for its products created by the building of new homes, and repair and remodeling of existing homes.  During the second half of 2006, the home building, repair and remodeling industry experienced a slowdown as a result of general economic conditions.  The slowdown continued throughout 2010, and based on the Kitchen Cabinet Manufacturers Association data for 2010, the kitchen cabinet market is estimated to be down approximately 4% as compared to 2009.  This slowdown has had, and continues to have, a negative effect on our sales and income from operations.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on the Company’s business, financial condition or results of operations.

Over the last couple years, the financial markets experienced a period of unprecedented turmoil, including the bankruptcy, restructuring or sale of certain financial institutions and the intervention of the U.S. federal government.  While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money from our existing lenders under our New Credit Agreement to finance our operations were to be impaired.  The crisis in the financial markets may also have a material adverse impact on the availability and cost of credit in the future.  Our ability to pay our debt or refinance our obligations under our New Credit Agreement or the Senior Notes will depend on our future performance, which will be affected by, among other things, prevailing economic conditions.  The recent financial crisis may also have an adverse effect on the U.S., which would have a negative impact on demand for our products.  In addition, tightening of credit markets may have an adverse impact on our customers’ ability to finance the purchase of our products or our suppliers’ ability to provide us with raw materials, either of which could adversely affect our business and results of operations.

We intend to continue to manage the business in this slower economy and its effect on our industry by diligently reviewing our costs of doing business on a routine basis, controlling working capital in a slower business climate, and minimizing our capital expenditure needs.

We anticipate, but cannot provide assurance, that the funds generated by operations and funds available under the New Credit Agreement will be sufficient to meet working capital requirements and to finance capital expenditures for the foreseeable future, including the next twelve months.  We intend to incur additional capital expenditures in the ordinary course of doing business.

Schedule of Contractual Obligations

The following table details our projected payments for our contractual obligations as of December 31, 2010.  The table is based upon available information and certain assumptions that we believe are reasonable.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(Dollars in thousands)
Long-term debt obligations	$—	$108,350	$—	$—	$108,350
Interest expense on fixed rate debt	10,835	1,483	—	—	12,318
Operating lease obligations	552	523	206	—	1,281
Total contractual cash obligations	$11,387	$110,356	$206	$—	$121,949

As of December 31, 2010, we had no outstanding indebtedness with a variable interest rate.

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

Off-Balance Sheet Arrangements

With the exception of routine operating leases, we had no off-balance sheet financing arrangements at December 31, 2010, 2009 and 2008.

Inflation

Our cost of sales is subject to inflationary pressures on labor costs, prices of the raw materials we use and various overhead costs.  We generally have been able over time to offset the effects of inflation and price fluctuations through a combination of sales price increases and operational efficiencies.  Raw material cost pressure increased beginning in the fourth quarter 2009 and continued through the first half of 2010.  Subsequent to the first half 2010, raw material costs have modestly declined through December 31, 2010.  We continue to attempt to pass along these costs to our customers, but such efforts typically lag three to twelve months behind material cost changes and we cannot guarantee a full offset.  Our ability to pass through these price changes to our customers is dependent on prevailing economic and competitive conditions.

Seasonality

Our sales historically have been moderately seasonal, reflecting the temporary slowdown in consumer purchasing activity during the winter holiday season and the summer months.

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

The Company performed its ASC 350 analysis as of December 31, 2010.  To establish fair market value, items considered were:  (1) comparable public company trading multiples, (2) other comparable transaction multiples and (3) the Woodcraft transaction multiple resulting from a competitive auction process.

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

We placed limited weight on the comparable transactions because there have been no comparable transactions since 2007.  Given the significant changes in the overall economic conditions and their impact on our industry since 2007, comparable transaction multiples from 2007, in our opinion, are not relevant for purposes of establishing fair value as of December 31, 2010.  The comparable transaction valuation multiple analysis from 2007 aggregated mean and median valuation multiples that were slightly higher than the transaction multiple associated with our January 2007 transaction.  Although a net discount could be applied to these multiples in valuing our business because of our smaller size (partially offset by a premium, in our opinion, for our more attractive business model), we believe any such discount is unnecessary because of the occurrence of cyclical multiple expansion, as discussed below.

In January 2007, Woodcraft was acquired through a competitive bidding process which established a fair market value based on a multiple of EBITDA for the prior twelve month period.  This multiple was then adjusted to account for the cyclical multiple expansion occurring as a result of the slowdown in housing that had been occurring since 2006.  We believe valuation multiples in cyclical industries tend to compress at higher points in a cycle and expand at lower points in a cycle.  We refer to this trend as “cyclical multiple expansion.”  As of December 31, 2010, we have advanced four years into the current housing downturn and, in our opinion, are closer to the lower point in this cycle.  Accordingly, we believe this has resulted in expanded multiples.  Moreover, given the severity of the current downturn, we would expect the magnitude of such multiple expansion to be significant.  To account for these expanded multiples, we have applied premiums of 40-50% to the January 2007 Woodcraft transaction multiple to compute a low and high range of fair value.  The low and high premium was based on similar multiple expansions experienced by companies within similar industries from 2006 through 2010.  The companies used to calculate the cyclical multiple expansion for our annual goodwill analysis have been consistent from year to year.  If the number of comparable companies increases or decreases or the cyclical multiple expansion calculations change within these comparable companies, our goodwill impairment analysis could be affected.

As of December 31, 2010, based on the fair market value methodology and assumptions discussed above, as compared to the Company’s net worth and interest-bearing indebtedness, we have concluded that no goodwill impairment existed and that the fair value of our assets exceeded the carrying value by approximately 5 to 10%.  As of December 31, 2009, the Company determined its carrying value exceeded its fair value resulting in a goodwill impairment charge of $13.6 million.

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

Due to lower sales and earnings for the twelve months ended December 31, 2010 and 2009, the Company performed an ASC 360 impairment test.  Based on an undiscounted cash flows model, the Company’s carrying value of long-lived assets was adequate and no write-down was necessary.  Separate from the undiscounted cash flow model, it was determined a triggering event occurred in 2008, in conjunction with the decision to discontinue manufacturing operations at our West Jordan, Utah facility.  This long-lived asset impairment totaled $0.7 million in 2008 due to certain long-lived assets that will not be utilized in the future.

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

Purchase Accounting.  We accounted for our acquisitions under the purchase method of accounting and, accordingly, the acquired assets and liabilities assumed were recorded at their respective fair values.  The recorded values of assets and liabilities are based on third-party estimates and valuations when available.  The remaining values are based on management’s judgments and estimates.  The Transaction has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.  The Company did not push down the basis because of the significance of the publicly traded debt outstanding, which hinders the Parent’s ability to control the form of ownership of the Company.

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

New Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements”.  This guidance requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820 and provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments. Entities must provide fair value measurement disclosures for each class of financial assets and liabilities.  The guidance was effective for interim and annual periods that begin after December 15, 2009 except for certain Level 3 activity disclosure requirements that are effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which includes loans, trade accounts receivable, notes receivable, credit cards, leveraged leases, direct financing leases, and sales-type leases.  The term does not include receivables measured at fair value or the lower of cost of fair value and debt securities among others.  It also defines two levels of disaggregation for disclosure: portfolio segment and class of financing receivables.  A portfolio segment is defined as the level at which an entity determines its allowance for credit losses.  A class of financing receivable is defined as a group of finance receivables determined on the basis of their initial measurement attribute (i.e., amortized cost of purchased credit impaired), risk characteristics, and an entity’s method for monitoring and assessing credit risk.  The ASU requires an entity to provide additional disclosures including, but not limited to, a rollforward schedule of the allowance for credit losses (with the ending allowance balance further disaggregated based on impairment methodology) and the related ending balance of the finance receivable presented by portfolio segment, and the aging of past due financing receivables at the end of the period, the nature and extent of troubled debt restructurings that occurred during the period and their impact on the allowance for credit losses, the nature and extent of troubled debt restructurings that occurred within the last year, that have defaulted in the current reporting period, and their impact on the allowance for credit losses, the nonaccrual status of financing receivables, and impaired financing receivables, presented by class.  The extensive new disclosures of information as of the end of a reporting period are effective for both interim and annual reporting periods ending after December 15, 2010.  Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures are required for periods beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force”, which affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative.  The ASU modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Adoption of ASU 2010-28 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary ProForma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force”, which requires that the pro forma information be presented as if the business combination occurred at the beginning of the prior annual reporting period for purposes of calculating both the current reporting period and the prior reporting period pro forma financial information.  The ASU also requires that this disclosure be accompanied by a narrative description of the amount and nature of material nonrecurring pro forma adjustments.  The amendments in this ASU are effective for business combinations with effective dates on or after the beginning of the first annual reporting period beginning on or after

December 15, 2010.  Prospective application is required with early adoption permitted.  The Company is currently assessing the impact of the adoption of this ASU on the consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) — Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”, which deferred the effective date of the disclosure requirements for public entities about troubled debt restructurings in ASU 2010-20, to be concurrent with the effective date of the guidance for troubled debt restructuring which is currently anticipated to be effective for interim and annual periods after June 15, 2011.  The Company does not anticipate the new guidance will have a material impact on the consolidated financial statements.

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

Interest Rate Risk.  We are exposed to market risk relating to changes in interest rates in respect of a portion of our long-term debt.  As of December 31, 2010, we had no outstanding indebtedness which bears interest at a variable rate.  We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
WII Components, Inc.
St. Cloud, Minnesota

We have audited the accompanying consolidated balance sheets of WII Components, Inc. (a Delaware Corporation and wholly-owned subsidiary of WII Holding, Inc.) and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the Index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WII Components, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 30, 2011

WII COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

(In thousands)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,058	$13,102
Accounts receivable—net of allowance for doubtful accounts of $68 and $325, respectively	15,558	10,690
Inventories	19,128	14,407
Deferred income taxes	145	1,927
Other current assets	947	799
Total current assets	42,836	40,925
PROPERTY, PLANT, AND EQUIPMENT - AT COST:
Land	3,439	3,439
Buildings and yards	26,269	26,150
Equipment	62,808	61,112
Less accumulated depreciation	(45,621)	(39,422)
Property, plant, and equipment—net	46,895	51,279
GOODWILL AND OTHER ASSETS:
Goodwill	99,152	99,152
Customer relationship—net	6,608	8,266
Noncompete agreements—net	5	31
Other assets	1,986	3,424
Total goodwill and other assets	107,751	110,873
TOTAL	$197,482	$203,077
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,260	$3,990
Accrued payroll	2,819	2,713
Other current liabilities	12,660	13,226
Total current liabilities	18,739	19,929
LONG-TERM DEBT	108,350	108,350
DEFERRED INCOME TAXES	1,553	3,174
OTHER LONG-TERM LIABILITIES	2,530	2,324
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock:
Voting	—	—
Nonvoting,	—	—
Additional paid-in capital	71,391	71,341
Accumulated deficit	(5,081)	(2,041)
Total stockholders’ equity	66,310	69,300
TOTAL	$197,482	$203,077

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
NET SALES	$145,382	$130,455	$193,373
COST OF SALES	124,053	110,093	166,635
Gross profit	21,329	20,362	26,738
OPERATING EXPENSES:
General and administrative	8,912	9,048	10,695
Selling and marketing	3,023	2,977	3,185
Goodwill impairment	—	13,596	—
(Gain) loss on sale of assets	(12)	132	54
Total operating expenses	11,923	25,753	13,934
OPERATING INCOME (LOSS)	9,406	(5,391)	12,804
OTHER INCOME (EXPENSE):
Interest income	12	16	135
Interest expense	(12,450)	(12,449)	(13,024)
Other income	7	7	1,725
Total other expense	(12,431)	(12,426)	(11,164)
INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(3,025)	(17,817)	1,640
INCOME TAX EXPENSE (BENEFIT)	348	(2,634)	324
NET (LOSS) EARNINGS	$(3,373)	$(15,183)	$1,316

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

						(Accumulated
	Common Stock				Additional	Deficit)
	Voting		Nonvoting		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
BALANCE—January 1, 2008	100	$—	—	$—	$71,241	$14,628	$85,869
Net earnings						1,316	1,316
Stock-based compensation					50		50
Amount due to Sellers						666	666
Income tax benefit on stock option payments to Seller						639	639
Expenses paid on behalf of Parent						(4,478)	(4,478)
BALANCE—December 31, 2008	100	—	—	—	71,291	12,771	84,062
Net loss						(15,183)	(15,183)
Stock-based compensation					50		50
Amount due to Sellers						371	371
BALANCE—December 31, 2009	100	—	—	—	71,341	(2,041)	69,300
Net loss						(3,373)	(3,373)
Stock-based compensation					50		50
Amount due to Sellers						333	333
BALANCE—December 31, 2010	100	$—	—	$—	$71,391	$(5,081)	$66,310

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net (loss) earnings	$(3,373)	$(15,183)	$1,316
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	7,934	8,388	8,762
Amortization of debt issue costs	1,488	1,510	1,510
Gain on extinguishments of debt	—	—	(1,725)
Bad Debt Expense	(257)	86	108
Deferred income taxes	161	(2,652)	(631)
(Gain) Loss on sale of assets	(12)	132	54
Stock compensation expense	50	50	50
Goodwill impairment	—	13,596	—
Long-lived asset impairment	—	—	696
Change in operating assets and liabilities:
Accounts receivable	(4,611)	(4,173)	6,957
Inventories	(4,721)	(965)	7,383
Other current assets	186	115	(181)
Accounts payable	(730)	2,803	(2,116)
Accrued payroll and other current liabilities	(460)	(301)	(976)
Current tax benefit due to Sellers	—	(9)	(6,710)
Other long-term liabilities	540	540	(783)
Total adjustments	(766)	19,120	12,398
Net cash (used in) provided by operating activities	(3,805)	3,937	13,714
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(1,870)	(1,700)	(3,722)
Proceeds from sale of property, plant, and equipment	16	131	12
Net cash used in investing activities	(1,854)	(1,569)	(3,710)
FINANCING ACTIVITIES:
Principal payments of long-term debt	—	(3,597)	(17,659)
Borrowings of long-term debt	—	—	6,600
Debt issuance costs	(50)	(136)	(29)
Due to Parent	(1)	(190)	709
Payments made on behalf of Parent	(334)	(64)	(4,478)
Net cash used in financing activities	(385)	(3,987)	(14,857)
NET DECREASE IN CASH	(6,044)	(1,619)	(4,853)
Cash and cash equivalents—Beginning of period	13,102	14,721	19,574
Cash and cash equivalents—End of period	$7,058	$13,102	$14,721
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,962	$10,999	$11,992
Cash paid for income taxes	$187	$216	$450
NONCASH ACTIVITY:
Future tax benefit due to Sellers in:
Other current liabilities	$—	$—	$9
Other long-term liabilities	$1,450	$1,784	$1,947
Note receivable in connection with the sale of property, plant and equipment	$—	$—	$55

See notes to consolidated financial statements.

WII COMPONENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

1. NATURE OF BUSINESS

Company Background  On January 9, 2007, WII Components, Inc. (the “Company”) was acquired by WII Holding, Inc. (“Parent”), a newly formed investment entity controlled by two investment funds managed by Olympus Partners.  For ease of reference, these funds are sometimes collectively referred to herein as the “Olympus Funds.”  The acquisition was consummated through a merger of WII Merger Corporation (“AcquisitionCo”), a wholly owned subsidiary of Parent, with and into the Company with the Company being the surviving corporation in the transaction (the “Transaction”).  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the Transaction was approximately $293.1 million, less indebtedness and certain fees and expenses.  The aggregate purchase price and related fees and expenses were funded by borrowings under new credit facilities by the Company and private offerings of debt and equity securities by Parent.  The Transaction has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.  The Company did not push down the new accounting basis because of the significance of the publicly traded debt outstanding, which hinders the Parent’s ability to control the form of ownership of the Company.

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

Principles of Consolidation  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Woodcraft Industries, Inc. and its wholly owned subsidiaries, PrimeWood, Inc. (“PrimeWood”) and Brentwood Acquisition, Corp. (“Brentwood”).  All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

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

	Year Ended December 31,
	2010	2009	2008
A	38%	43%	37%
B	18	17	18

These two customers represented the following percentages of consolidated accounts receivable as of December 31:

	2010	2009
A	51%	57%
B	11	16

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

Inventories  Inventories as of December 31 consisted of the following (in thousands):

	2010	2009
Raw materials	$9,867	$7,338
Work in process	3,726	3,213
Finished goods	4,003	2,322
LIFO adjustment	1,532	1,534
Total	$19,128	$14,407

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market. The remainder of the inventory is valued at the lower of first-in, first-out method (“FIFO”) cost or market.  As of December 31, 2010 and 2009, inventory on the LIFO method represented 74% and 62% of the inventory balance, respectively.

If LIFO inventories had been valued at current costs determined on a FIFO basis, the effect on costs of sales would be a decrease of $2,000 for the year ended December 31, 2010 and an increase of $0.3 million and $0.8 million for the years ended December 31, 2009 and 2008, respectively.

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

The Company did not have any capital leases outstanding at December 31, 2010 and December 31, 2009.

Depreciation for the years ended December 31, 2010, 2009, and 2008 was $6.3 million, $6.7 million, and $7.1 million, respectively.

Goodwill  The Company evaluates goodwill for impairment at least annually or when events or changes in circumstances indicate impairment.  The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year.  Fair value is measured using a market multiple valuation method.  As of December 31, 2010, the Company determined its fair value exceeded its carrying value resulting in no goodwill impairment.  As of December 31, 2009 the Company determined its carrying value exceeded its fair value resulting in goodwill impairment (see Note 4).  As of December 31, 2008, the Company determined its fair value exceeded its carrying value resulting in no goodwill impairment.

Customer Relationship  Customer relationship relates to intangible assets recorded through previous acquisitions for relationships with significant customers.  The original cost of these customer relationships is $16.6 million, and the related accumulated amortization as of December 31, 2010 and 2009 is $10.0 million and $8.4 million, respectively.  The intangible assets are being amortized over the estimated life of 10 years. Amortization for the year ended December 31, 2010, 2009, and 2008 was $1.6 million, $1.7 million, and $1.7 million, respectively.  Expected amortization is as follows for the years ended December 31 (in thousands):

2011	$1,658
2012	1,657
2013	1,658
2014	1,635

Noncompete Agreement  Noncompete agreements primarily relate to agreements with the former owners of Grand Valley and Dimension Moldings, Inc. The original cost of these noncompete agreements is $0.2 million, and the related accumulated amortization as of December 31, 2010 and 2009 is $0.2 million and $0.2 million, respectively.  Noncompete agreement rights are being amortized over the applicable terms of the agreements (7 years and 5 years, respectively).  The noncompete agreement with the former owner of Grand Valley is expected to be fully amortized by April 2011.  The noncompete agreement with the former owner of Dimension Moldings, Inc. was fully amortized by July 2010.  Amortization for the years ended December 31, 2010, 2009, and 2008 was $26,000, $34,000, and $34,000, respectively.  As of December 31, 2010 the noncompete intangible asset was $5,000.  Expected amortization for the year ended December 31, 2011 is $5,000.

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

Impairment of Long-Lived Assets  The Company evaluates the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by the associated undiscounted cash flows.  Due to the lower sales, earnings, and the current economic environment for the twelve months ended December 31, 2010 and 2009, the Company performed an ASC 360 impairment test.  Based on the undiscounted cash flows analysis, the Company determined the carrying value of long-lived assets was not impaired.  In December 2008, the Company ceased operations in its West Jordan, Utah location and concluded certain long-lived assets in this facility did not have any future use and recorded an impairment of $0.7 million.

Fair Value of Financial Instruments  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value, because of the short maturity of these instruments.  The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered to the Company for a term equal to the same remaining maturities.  Based on quoted market values, the fair value of the Senior Notes was determined to be $104.0 million and $65.0 million at December 31, 2010 and December 31, 2009, respectively.

Other Current Liabilities  Other current liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Self-insurance reserve	$2,063	$2,236
Accrued interest expense	4,124	4,124
Due to Parent	4,577	4,578
Accrued bonuses	507	262
Other	1,389	2,026
Total	$12,660	$13,226

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

Uncertain Tax Positions The Company adopted the provisions of ASC 740, “Income Taxes”, which clarifies the accounting for uncertain tax positions recognized in an enterprise’s financial statements.  ASC 740 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of an income tax provision taken or expected to be taken in a tax return.  It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition

As of and for the years ended December 31, 2010 and 2009, the activity and balance of unrecognized tax benefits were not significant.  The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before December 31, 2005.  The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented.  During the years ended December 31, 2010 and 2009, the amount of interest and penalties was not significant.  The Company files in numerous state jurisdictions with varying statutes of limitations which have been considered in conjunction with the unrecognized tax benefits analysis as of December 31, 2010 and 2009.

Restricted Stock  Parent issued Restricted Stock Agreements on August 31, 2007 and September 14, 2007 to certain Company management personnel totaling 55,219 shares of Parent common stock.  The fair value of the restricted stock was approximately $397,000 on the date of the grant.  Based on the fair value of the restricted stock at the date of grant and related vesting, there was $50,000 of related compensation expense recorded for each of the years ending December 31, 2010, 2009, and 2008.  The restricted stock becomes fully vested after seven years, or earlier, if certain milestones, as defined, are met.  The restricted stock was considered contributed capital to the Company from its Parent.  All of the shares of restricted stock of Parent were converted into a nominal number of shares and became fully vested in connection with the Recapitalization (as defined herein) on December 30, 2010.

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

New Accounting Pronouncements  In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements”.  This guidance requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820 and provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments. Entities must provide fair value measurement disclosures for each class of financial assets and liabilities.  The guidance was effective for interim and annual periods that begin after December 15, 2009 except for certain Level 3 activity disclosure requirements that are effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which includes loans, trade accounts receivable, notes receivable, credit cards, leveraged leases, direct financing leases, and sales-type leases.  The term does not include receivables measured at fair value or the lower of cost of fair value and debt securities among others.  It also defines two levels of disaggregation for disclosure: portfolio segment and class of financing receivables.  A portfolio segment is defined as the level at which an entity determines its allowance for credit losses.  A class of financing receivable is defined as a group of finance receivables determined on the basis of their initial measurement attribute (i.e., amortized cost of purchased credit impaired), risk characteristics, and an entity’s method for monitoring and assessing credit risk.  The ASU requires an entity to provide additional disclosures including, but not limited to, a rollforward schedule of the allowance for credit losses (with the ending allowance balance further disaggregated based on impairment methodology) and the related ending balance of the finance receivable presented by portfolio segment, and the aging of past due financing receivables at the end of the period, the nature and extent of troubled debt restructurings that occurred during the period and their impact on the allowance for credit losses, the nature and extent of troubled debt restructurings that occurred within the last year, that have defaulted in the current reporting period, and their impact on the allowance for credit losses, the nonaccrual status of financing receivables, and impaired financing receivables, presented by class.  The extensive new disclosures of information as of the end of a reporting period are effective for both interim and annual reporting periods ending after December 15, 2010.  Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures are required for periods beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the

FASB Emerging Issues Task Force”, which affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative.  The ASU modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Adoption of ASU 2010-28 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary ProForma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force”, which requires that the pro forma information be presented as if the business combination occurred at the beginning of the prior annual reporting period for purposes of calculating both the current reporting period and the prior reporting period pro forma financial information.  The ASU also requires that this disclosure be accompanied by a narrative description of the amount and nature of material nonrecurring pro forma adjustments.  The amendments in this ASU are effective for business combinations with effective dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Prospective application is required with early adoption permitted.  The Company is currently assessing the impact of the adoption of this ASU on the consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) — Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”, which deferred the effective date of the disclosure requirements for public entities about troubled debt restructurings in ASU 2010-20,  to be concurrent with the effective date of the guidance for troubled debt restructuring which is currently anticipated to be effective for interim and annual periods after June 15, 2011.  The Company does not anticipate the new guidance will have a material impact on the consolidated financial statements.

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

The Company’s sales by product category are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Hardwood products	$117,250	$102,482	$157,877
Engineered wood products	28,132	27,973	35,496
Total	$145,382	$130,455	$193,373

Substantially all assets are located and sales are made within North America.

4. GOODWILL

The changes in the carrying amount of goodwill were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Balance—Beginning of period	$99,152	$112,748	$112,748
Goodwill impairment	—	(13,596)	—
Balance—End of period	$99,152	$99,152	$112,748

As of December 31, 2010, the Company determined its fair value exceeded its carrying value resulting in no goodwill impairment.  The December 31, 2009 annual test for goodwill impairment resulted in a fair value amount below the Company’s carrying value which required further analysis to determine the goodwill impairment amount.  The determination of the goodwill impairment was based on the fair value of assets and liabilities as if the Company had been acquired using a hypothetical business combination with a purchase price equal to the market multiple valuation balance as of December 31, 2009.  This impairment analysis concluded the purchase price, as determined, was in excess of the net assets however this excess was below the recorded goodwill balance at December 31, 2009.  The difference between the recorded goodwill and excess fair value at December 31, 2009 was the computed goodwill impairment of $13.6 million.  As of December 31, 2008, the Company determined its fair value exceeded its carrying value resulting in no goodwill impairment.

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

6. 2007 ACQUISITION AND 2010 RECAPITALIZATION

2007 Acquisition  On January 9, 2007, the Company was acquired by Parent, a newly formed investment entity controlled by the Olympus Funds.  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the Transaction was approximately $293.1 million, less indebtedness and certain expenses.  The aggregate purchase price and related fees and expenses were funded by borrowings under new credit facilities by the Company and private offerings of debt and equity securities by Parent.  The Transaction has been accounted for as a recapitalization in the Company’s consolidated financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.

In conjunction with the Transaction, the Company entered into a senior credit facility (the “Senior Credit Facility”), with Credit Suisse, Cayman Islands Branch, which provided for (i) a senior secured first lien term loan facility in an aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount up to $25.0 million, subject to certain conditions (the “Revolving Facility” and, together with the First Lien Term Facility, the “First Lien Facilities”), of which $10.0 million was available through a sub facility in the form of letters of credit (See Note 7).

In conjunction with the Transaction, the Parent entered into Note Purchase Agreements with OCM Mezzanine Fund II, L.P. and Olympus Growth Fund IV, L.P.  The Note Purchase Agreement with OCM Mezzanine Fund II, L.P. consisted of $43.0 million senior payment-in-kind notes with no required principal amortization.  The Note Purchase Agreement with

Olympus Growth Fund IV, L.P. consisted of $43.0 million junior payment-in-kind notes with no required principal amortization.  These notes (the “Parent Notes”) were scheduled to mature in April 2012.  During the term of the Parent Notes, Parent was able at its option to pay interest on the Parent Notes through the issuance of additional notes. The Company was not liable for, and had not otherwise guaranteed, any of the obligations of Parent with respect to the Parent Notes.  The Company was, however, subject to a number of restrictive covenants under the Note Purchase Agreements.  On March 30, 2009, the Parent obtained waivers for the restrictive covenants in the Note Purchase Agreements relating to the maximum total leverage ratio permitted for the period ending December 31, 2008.  In addition, the Company was limited in its ability to pay dividends or otherwise make distributions to Parent under the Senior Credit Facility and the indenture governing the 10% Senior Notes due 2012 (the “Senior Notes”).  The Parent Notes were not reflected in the Company’s consolidated balance sheet as the Company did not push down the new accounting basis because of the significance of the public debt holders’ influence on the Company’s ability to control the form of ownership.

Effective as of June 13, 2007, the Parent issued an additional $20.0 million of Parent Notes to Olympus Growth Fund IV, L.P., and purchased $20.0 million of Parent Notes from OCM Mezzanine Fund II, L.P.  During the twelve month periods ended December 31, 2010 and December 31, 2009, the Company had no distributions to the Parent for payment on Parent Notes.

In conjunction with the Transaction, Parent issued equity securities of approximately $86.2 million (including rollover equity from management) to fund the equity necessary for the acquisition, consisting of $81.0 million of preferred equity securities and $5.2 million of common equity securities.  Preferred dividends accrued and accumulated on the outstanding preferred equity securities at the rate of 10% per annum, compounding quarterly, on the sum of its liquidation value per share ($1,000) plus all accumulated and unpaid dividends thereon.  Dividends were payable as and when declared by Parent’s board of directors out of funds legally available for the payment of dividends.  Such dividends accrued, whether or not they had been declared and whether or not there were profits, surplus or other funds of Parent legally available for the payment of dividends, until such time as such dividends were actually paid by Parent.  The holders of a majority of the outstanding preferred equity securities at any time and from time to time could demand that Parent redeem all or any portion of the outstanding preferred equity securities by delivering to the holder(s) thereof (i) an amount of cash per share equal to the sum of its liquidation value per share ($1,000) plus all accumulated and unpaid dividends thereon and (ii) a number of shares of Parent’s common equity securities as determined in accordance with the redemption procedures contained in Parent’s certificate of incorporation.  If Parent did not have funds legally available for any particular redemption, Parent was obligated to use those funds that were legally available for the redemption of such securities to redeem the maximum possible number of preferred equity securities which would otherwise had been redeemed in connection with such redemption.  Thereafter, when additional funds of Parent were legally available for redemption of such securities, Parent was obligated to redeem the balance of such securities.  Parent was prohibited from redeeming any preferred equity securities if any such redemption was prohibited under any credit facility or indenture to which Parent or any of its subsidiaries was a party or was otherwise bound.  The Company was not liable for, and had not otherwise guaranteed, any of these obligations of Parent with respect to the equity securities issued by Parent.  These equity securities were not reflected in the Company’s consolidated balance sheet as the Company did not push down the new accounting basis because of the significance of the public debt holders’ influence on the Company’s ability to control the form of ownership.

On December 11, 2006, Parent and AcquisitionCo, in anticipation of the consummation of the Transaction, entered into an employment agreement with Mr. John Fitzpatrick, as Chief Executive Officer of AcquisitionCo (the “New Fitzpatrick Employment Agreement”).  Pursuant to the New Fitzpatrick Employment Agreement, upon consummation of the Transaction, the New Fitzpatrick Employment Agreement superseded and preempted Mr. Fitzpatrick’s prior employment agreement with the Company. On January 9, 2007, by operation of law upon consummation of the Transaction, the Company became obligated for all of AcquistionCo’s obligations under the New Fitzpatrick Employment Agreement.  Under the New Fitzpatrick Employment Agreement, in the event Mr. Fitzpatrick provides at least twelve months’ prior written notice to the Company and Parent of his resignation for retirement purposes, then Mr. Fitzpatrick may elect to have Parent repurchase up to 50% of the common equity securities issued to Mr. Fitzpatrick in the Recapitalization in exchange for the equity securities acquired by Mr. Fitzpatrick on January 9, 2007 in connection with the Transaction at the fair market value of such securities as of the date of such election.  Any such repurchase by Parent shall be subject to applicable restrictions contained in the Delaware General Corporation Law and in Parent’s and its subsidiaries’ debt financing agreements with unaffiliated third parties.  If any such restrictions prohibit any such repurchase which Parent is otherwise required to make, the repurchase obligation is suspended until such time as Parent may make such repurchase under such restrictions.

In conjunction with the Transaction, the previous stockholders of the Company will receive the benefit of certain negotiated transaction related tax deductions whenever such deductions are realized.  Due to this agreement, there was $6.2 million paid during the twelve month period ended December 31, 2008.  As of December 31, 2009 and December 31, 2010,

the entire liability for the agreement is $1.7 million and $1.5 million, respectively, and is included in Other Long-Term Liabilities.

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

2010 Recapitalization  On December 30, 2010, Parent completed a comprehensive recapitalization (the “Recapitalization”) pursuant to the terms of a Recapitalization Agreement, dated December 30, 2010 (the “Recapitalization Agreement”), by and among Parent, WII Parent Merger Corp., a newly formed entity (“MergerCo”), OCM Mezzanine Fund II, L.P. (“OCM”) and Olympus Growth Fund IV, L.P. (“Olympus Fund IV”) and a Note Exchange Agreement, dated December 30, 2010, between OCM and MergerCo (the “Exchange Agreement” and together with the Recapitalization Agreement, the “Recap Agreements”).

Pursuant to the Recap Agreements: (i) OCM transferred to MergerCo all of its shares of Series A Preferred Stock and Common Stock of Parent and its Parent Notes in an aggregate principal amount of approximately $33.6 million (including accrued and unpaid interest thereon) and, in exchange therefor, MergerCo issued to OCM an aggregate of 29,713.91 shares of its Common Stock and a new unsecured non-interest bearing senior note in a principal amount of $23.0 million (the “New Parent Note”) due April 9, 2012; and (ii) Olympus Fund IV transferred to MergerCo all of the shares of Series A Preferred Stock of Parent held by Olympus Fund IV and its Parent Notes in an aggregate principal amount of approximately $114.9 million (including accrued and unpaid interest thereon) and, in exchange therefor, MergerCo issued to Olympus Fund IV an aggregate of 139,071.406 shares of its Common Stock. Immediately thereafter, MergerCo was merged with and into Parent (the “Recap Merger”), with Parent continuing as the surviving corporation in the Recap Merger (as such, the “Surviving Corporation”).  Pursuant to the Recap Merger, subject to the terms and conditions of the Recapitalization Agreement, (i) each share of Common Stock of MergerCo outstanding immediately prior to the Recap Merger was converted into the right to receive one share of Common Stock of the Surviving Corporation, (ii) each share of Series A Preferred Stock of Parent outstanding immediately prior to the Recap Merger (other than shares held by Parent or MergerCo) was converted into the right to receive one share of Common Stock of the Surviving Corporation, (iii) each share of Common Stock of the Parent outstanding immediately prior to the Recap Merger (other than shares held by Parent or MergerCo) was converted into the right to receive one thousandth of a share of Common Stock of the Surviving Corporation and (iv) each share of capital stock of Parent or MergerCo held by Parent or MergerCo was cancelled without consideration.

The Parent Notes transferred to MergerCo in connection with the Recapitalization were extinguished in connection with the Recap Merger and the New Parent Note issued by MergerCo was assumed by Parent, as the Surviving Corporation, by operation of law in the Recap Merger.  The New Parent Note is non-interest bearing and has an initial maturity date of April 9, 2012.  The note purchase agreement governing the New Parent Note provides that if we refinance or amend and extend the Senior Notes, and Olympus requests OCM to amend the New Parent Note, so long as we do not raise more than $120.0 million of indebtedness in connection therewith, each of OCM and Parent have agreed to, among other things, to extend the maturity date of the New Parent Note to be one year after the maturity date of the Senior Notes as refinanced or amended and extended, but in no event later than 2017.  The Company is not liable for, and has not otherwise guaranteed, any of the obligations of Parent with respect to the New Parent Note.  The Company is, however, subject to a number of restrictive covenants in the note exchange agreement with respect to the New Parent Note.

As a result of Recapitalization, the Olympus Funds and OCM own approximately 82% and 17%, respectively, of the outstanding Common Stock of Parent, as the Surviving Corporation.

7. FINANCING ARRANGEMENTS

Long-term debt consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Senior Notes (10%) due 2012	$108,350	$108,350
Senior Credit Facility	—	—
Total debt	108,350	108,350
Less current maturities	—	—
Total	$108,350	$108,350

Senior Notes  The Company has outstanding 10% Senior Notes due on February 15, 2012.  During the three months ended March 31, 2008, the Company purchased and canceled approximately $11.5 million in principal amount of the Senior Notes for payment of $9.8 million resulting in a gain on extinguishment of debt of approximately $1.7 million.  The Company used available cash and borrowings under its Revolving Facility for payment thereof.

Each of the Company’s subsidiaries, which are all 100% owned subsidiaries of the Company, have fully and unconditionally guaranteed the Senior Notes on a joint and several basis.  The Company has no assets or operations independent of its subsidiaries.  As a result, the Company has not presented separate financial statements of the subsidiary guarantors.

Senior Credit Facility  In conjunction with the Transaction, the Company entered into the Senior Credit Facility, with Credit Suisse, Cayman Islands Branch, which provided for (i) the First Lien Term Facility in an aggregate principal amount of $150.0 million and (ii) the Revolving Facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, of which $10.0 million was available through a sub facility in the form of letters of credit.  On March 30, 2009, we repaid all amounts outstanding under the First Lien Term Facility, and no additional borrowings were available thereunder.  As of December 31, 2010 the maximum amount of borrowings available to the Company under the Revolving Facility was $12.5 million.  As of December 31, 2010 the Company had no outstanding borrowings under the Revolving Facility.  Borrowings under the Revolving Facility accrued interest at a fluctuating rate equal to either the base rate plus 4.75% per annum or LIBOR plus 5.75% per annum (effective rate of 8.0% at December 31, 2010 and December 31, 2009 using the base rate plus 4.75%).  The Company had to comply with certain financial covenants under its Senior Credit Facility, including maintenance of an interest coverage ratio and a total leverage ratio.  The Company was in compliance with such covenants as of December 31, 2010.

On March 30, 2009, the Company entered into an amendment to its Senior Credit Facility, which among other things: (i) increased the applicable interest rate margin for borrowings thereunder; (ii) eliminated the requirement that the Company maintain corporate debt ratings; (iii) extended the date by which the Company had to amend the indenture governing the Senior Notes to eliminate certain of the restrictive covenants contained therein (including covenants related to the incurrence of indebtedness and liens) or redeem the Senior Notes to March 31, 2010; (iv) extended the Company’s ability to continue to pay cash dividends to enable Parent to make cash interest payments on the Parent Notes to March 31, 2010; (v) increased the maximum total leverage ratio the Company could have at the end of each quarterly period from December 31, 2008 through December 31, 2009, (vi) required payment of the remaining balance due under the First Lien Term Facility of approximately $3.6 million and (vii) decreased the minimum interest coverage ratio the Company was required to maintain at the end of each quarterly period from December 31, 2008 through December 31, 2009.  The amendment also waived for the four fiscal quarters ended December 31, 2008, any default or event of default that may have arisen from the Company’s failure to maintain the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio set forth in the Senior Credit Facility prior to the effective date of the amendment.

On March 26, 2010, the Company entered into an amendment to its Senior Credit Facility, which among other things: (i) extended the date by which the Company had to amend the indenture governing the Senior Notes to eliminate certain of the restrictive covenants contained therein (including covenants related to the incurrence of indebtedness and liens) or redeem the Senior Notes to March 31, 2011; (ii) increased the maximum total leverage ratio the Company could have at the end of each quarterly period from March 31, 2010 through December 31, 2010; (iii) added an asset-based borrowing base as a condition to borrowing under the Senior Credit Facility; (iv) extended the Company’s ability to continue to pay cash dividends to enable Parent to make cash interest payments on the Parent Notes to March 31, 2011; and (v) decreased the minimum interest coverage ratio the Company was required to maintain at the end of each quarterly period from March 31, 2010 through December 31, 2010.

The Senior Credit Facility was collateralized by substantially all assets of the Company including real and personal property, inventory, accounts receivable, intellectual property and other intangibles.  The Senior Credit Facility was scheduled to mature January 2013.

Restrictions on Indebtedness  Our New Credit Agreement (as defined herein) and the indenture for the Senior Notes impose certain restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.  The subsidiary guarantors under our New Credit Agreement and Senior Notes are generally not restricted in their ability to dividend or otherwise distribute funds to the Company except for restrictions imposed under applicable state corporate law.  The Company is limited in its ability to pay dividends or otherwise make other distributions to Parent under the New Credit Agreement and the indenture governing the Senior Notes.  Specifically, the New

Credit Agreement prohibits the Company from making any distributions to Parent except for limited purposes, including, but not limited to:  (i) overhead expenses, professional fees, directors fees, and expenses of Parent incurred in the ordinary course of business in the aggregate not to exceed $1.0 million in any fiscal year, and (ii) the Company may pay management fees of Parent not to exceed $750,000 in any fiscal year, plus a 1% transaction fee pursuant to the terms of the Management Agreement, as well as any previously accrued but unpaid management fees and transaction fees for any previous fiscal years without regards to this $750,000 limitation, so long as no default has occurred.  The indenture provides that the Company can generally pay dividends and make other distributions to Parent in an amount not to exceed (i) 50% of the Company’s consolidated net income for the period beginning April 1, 2004 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the net cash proceeds received by the Company from the issuance and sale of capital stock, plus (iii) the net return of certain investments, provided that certain conditions are satisfied, including that the Company has a consolidated interest coverage ratio of greater than 2.0 to 1.0.  For the twelve month period ended December 31, 2010, the Company’s consolidated interest coverage ratio was less than 2.0 to 1.0.

8. COMMITMENTS AND CONTINGENCIES

Operating Leases  The Company is obligated under various operating leases for warehouse space and plant equipment.  Rental expense under these agreements was approximately $651,000, $924,000, and $1,085,000 for the years ended December 31, 2010, 2009, and 2008, respectively.  Future minimum lease payments are as follows (in thousands) as of December 31:

Year Ending December 31
2011	$552
2012	352
2013	171
2014	114
2015	92

Woodcraft Industries, Inc. Retirement Assurance Plan  The Company sponsors a 401(k) and profit sharing plan which covers certain full-time employees who meet eligibility requirements as to age and length of service.  Employees are allowed to make pretax contributions up to the maximum amount permitted by law.  Employer contributions to the plan are made at the discretion of the Board of Directors.  The Company’s contribution was approximately $306,000, $77,000, and $554,000 during the years ended December 31, 2010, 2009, and 2008, respectively.

Litigation  In the normal course of business, the Company is subject to various instances of litigation.  In the opinion of the Company’s management and legal counsel, the ultimate settlement of such matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

9. INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current provision:
Federal	$—	$(117)	$835
State	187	135	120
	187	18	955
Deferred tax (benefit) expense	161	(2,652)	(631)
Provision for income taxes	$348	$(2,634)	$324

The provision for income taxes differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income due to the following:

	Year Ended December 31,
	2010	2009	2008
Tax provision at federal rate	$(1,059)	$(6,236)	$573
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	16	12	25
Federal tax credits	—	—	—
Goodwill impairment	—	4,320	—
Management fee	—	(654)	—
Valuation allowance	1,262	—	—
State income taxes—net of federal benefit	96	(62)	127
Change in deferred tax rate	(10)	(33)	(119)
Other	43	19	(282)
Provision for income taxes	$348	$(2,634)	$324

Net deferred tax assets (liabilities) consist of the following components as of December 31:

	2010	2009
Depreciation	$(6,135)	$(6,407)
Valuation allowance	(1,262)	—
Noncompete agreements	478	679
Goodwill and other amortizable assets	(41)	34
Accruals	74	357
Inventory	(412)	(162)
Capital leases	84	84
Bad debt expense	25	122
NOL carryforwards and tax credits	4,527	2,819
Accrued payroll and health insurance	1,253	1,227
Net deferred tax liabilities	$(1,409)	$(1,247)

Current	$145	$1,927
Noncurrent	(1,554)	(3,174)
	$(1,409)	$(1,247)

At December 31, 2010, the Company had net operating loss carryforwards of approximately $11.6 million and tax credit carryforwards of approximately $0.4 million which are available to offset future taxable income.  The Company has determined that these carryforwards are not currently subject to the limitations of Internal Revenue Code Section 382 which provides limitations on the availability of net operating losses to offset current taxable income if an ownership change has occurred. These carryforwards will begin expiring in 2027.

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

10. STOCKHOLDERS’ EQUITY

All the outstanding capital stock (100 shares) of the Company is held by Parent.

The Company had no distributions to the Parent for payment on the Parent Notes for the periods ended December 31, 2010 and December 31, 2009.

11. RELATED-PARTY TRANSACTIONS

The Company has noncompete agreements with the former owners of Grand Valley and Dimension Moldings, Inc.

The Parent has a management services agreement with an affiliate of Olympus Fund IV, Parent’s largest stockholder.  Parent is obligated to pay a transaction fee to the affiliate for services provided to Parent and its subsidiaries, including the Company, for each financing, refinancing, acquisition, or similar nonrecurring transaction.  Under this agreement, the Parent paid approximately $3.0 million for services related to the Transaction, of which, $0.7 million was recorded as deferred financing fees on the Company’s consolidated financial statements, while the remaining $2.3 million was recorded on the Parent’s financial statements.  In addition, the affiliate will be paid a $150,000 quarterly advisory fee by

Parent, unless lowered by the affiliate, for ongoing services provided to Parent and its subsidiaries, including the Company.  Effective July 1, 2008, the quarterly advisory fee was reduced to $135,000.  In 2010 and 2009, the quarterly advisory fee was not paid but continued to be accrued at the reduced amount of $135,000 per quarter.  The quarterly fee payment was deferred for 2010 and 2009, and will be payable in 2012 or thereafter.  Currently, the Company is continuing to accrue but not pay the quarterly advisory fee.  Although neither the Company nor any of its subsidiaries is party to this Agreement, the Company has recorded this expense in its statement of operations because most of the services relate to its operations.  As of December 31, 2010, $1.1 million was included in other long-term liabilities for Parent’s obligation in connection with this management services agreement.

In addition to the management services agreement, the Company also made payments on behalf of the Parent of $0.3 million and $0.1 million for the years ended December 31, 2010 and December 31, 2009, respectively.  These payments are recorded as an intercompany note receivable, included with other current assets, between Parent and Company, which has a balance of $0.4 million as of December 31, 2010.  The Company’s distributions to the Parent are for payments on the Parent notes, legal fees, and other expenses.  Certain of the Company’s debt agreements provide restrictions on the ability of the Company to make distributions to or on account of the Parent.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a detailed discussion of such restrictions.

Parent issued Restricted Stock Agreements on August 31, 2007 and September 14, 2007 to certain Company management personnel totaling 55,219 shares of Parent common stock.  The fair value of the Parents common stock was approximately $397,000 on the date of the grant.  The restricted stock becomes fully vested after seven years, or earlier, if certain milestones, as defined, are met.  All of these shares of restricted stock of Parent were converted into a nominal number of shares and became fully vested in connection with the Recapitalization (as defined herein).

The Company and its Parent file a consolidated federal income tax return, and federal income taxes are allocated to the Company based upon the respective taxable earnings or loss.  The Company records income tax liabilities as an amount due to Parent.  As of December 31, 2010 and December 31, 2009, the Company included a total of $4.6 million for both years as an amount due to Parent for these income tax liabilities.

12. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a condensed summary of actual quarterly results of operations for 2010 and 2009 (in thousands):

	First	Second	Third	Fourth	Year
2010:
Net sales	$34,643	$40,183	$36,874	$33,682	$145,382
Gross profit	4,780	5,906	5,417	5,226	21,329
Operating income (loss)	1,652	2,936	2,538	2,280	9,406
Net loss	(892)	(147)	(1,003)	(1,331)	(3,373)

2009:
Net sales	$32,805	$34,346	$31,087	$32,217	$130,455
Gross profit	4,467	5,877	5,053	4,965	20,362
Operating income (loss)	1,423	2,764	2,240	(11,818)	(5,391)
Net loss	(1,005)	(245)	(552)	(13,381)	(15,183)

The Company recorded a valuation allowance of $1.3 million in the fourth quarter of 2010 since it was more likely than not that a portion of net deferred tax assets would not be realized due to expected future taxable income levels.

The Company determined its carrying value exceeded its fair value resulting in a goodwill impairment charge of $13.6 million in the fourth quarter 2009.

13. SUBSEQUENT EVENTS:

On March 24, 2011, the Company entered into a new credit agreement (the “New Credit Agreement”) with General Electric Capital Corporation, as a lender, swingline lender and agent for all lenders and the other financial institutions party thereto (“GECC”), to replace its the Senior Credit Facility.  The New Credit Agreement provides for a $20.0 million revolving credit facility, including a letter of credit subfacility of $5.0 million.  Availability of borrowings under the New Credit Agreement is subject to a customary borrowing base calculation.  Assuming the New Credit Agreement was in place as of December 31, 2010, the Company would have been able to borrow approximately $20.0 million under the New Credit Agreement under the borrowing base calculation.  Borrowings under the New Credit Agreement may be made to refinance the Senior Notes (so long as after giving effect to such consummation, the availability under the New Credit Agreement is not less than $5.0 million), to provide for working capital, and for general corporate purposes.  The New Credit Agreement matures on December 31, 2011 if the Company has not refinanced or extended the Senior Notes or four months prior to the maturity of any new notes issued to refinance the Senior Notes, in no event later than March 24, 2015.  Indebtedness for borrowed money incurred under the New Credit Agreement is secured by substantially all of the Company’s assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles.  Borrowings under the New Credit Agreement bear interest at a fluctuating rate equal to either the base rate plus 1.25% per annum or LIBOR plus 2.50% per annum.  The Company must comply with certain financial covenants under the New Credit Agreement.

The New Credit Agreement prohibits the Company from making any distributions to Parent except for limited purposes, including, but not limited to:  (i) overhead expenses, professional fees, directors fees, and expenses of Parent incurred in the ordinary course of business in the aggregate not to exceed $1.0 million in any fiscal year, and (ii) the Company may pay management fees of Parent not to exceed $750,000 in any fiscal year, plus a 1% transaction fee pursuant to the terms of the management services agreement, as well as any previously accrued but unpaid management fees and transaction fees for any previous fiscal years without regards to this $750,000 limitation, so long as no default has occurred.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the accountants on accounting and financial disclosure.

Item 9A (T). Controls and Procedures

Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2010.  For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide us with a reasonable level of assurance of achieving their objectives as outlined above.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 31, 2010, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Prior to this annual filing, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to final rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B. Other Information

As discussed above under “Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations — Liquidity and Capital Resources,” and incorporated herein by reference, on March 24, 2011, the Company entered into the New Credit Agreement with General Electric Capital Corporation, as a lender, swingline lender and agent for all lenders and the other financial institutions party thereto, to replace the Senior Credit Facility.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages (as of March 28, 2011) of our executive officers and directors and the positions that they hold at WII Components, Inc. and, where applicable, at Parent.  Directors of WII Components hold their positions until the annual meeting of the stockholders at which time their term expires or until their respective successors are elected and qualified.  Directors of Parent are elected pursuant to the terms of a stockholders agreement among all of Parent’s existing stockholders.  See “Certain Relationships and Related Transactions - Stockholders Agreement.”  Executive officers of WII Components hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

Name	Age	Position
John Fitzpatrick	68	Director, Chief Executive Officer and President—Parent; and Director, Chief Executive Officer and President—WII Components
Dale Herbst	42	Chief Financial Officer, Treasurer and Secretary—Parent; and Chief Financial Officer, Treasurer and Secretary—WII Components

Joel Beyer	51	Vice President of Operations—PrimeWood
Robert S. Morris	56	Director—Parent; and Director—WII Components
Louis J. Mischianti	51	Director—Parent; and Director —WII Components
L. David Cardenas	45	Director—Parent; and Director —WII Components

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

Mr. Morris joined our board of directors in January 2007.  Mr. Morris founded Olympus Partners in 1988 and currently serves as the Managing Partner of Olympus Partners and its affiliated investment partnerships.  Mr. Morris serves as a Director of several Olympus portfolio companies, as a Chairman of the board of The Waterside School, as a Trustee of Hamilton College, as a Director of the Hamilton Endowment Fund, and as head of The Polio Foundation’s research efforts in regeneration medicine.  Mr. Morris also serves on the board of directors of Shemin Nurseries, Pepper Dining, Churchill Financial, Professional Service Industries, Homax Products, Tank Holdings, and The Ritedose Corporation.  Mr. Morris received an A.B. from Hamilton College and a M.B.A. from the Amos Tuck School of Business at Dartmouth College.  Mr. Morris was selected to serve as a director of the Company because he has extensive experience in serving as a director of portfolio companies of Olympus Partners and has significant expertise in finance.

Mr. Mischianti joined our board of directors in January 2007.  Mr. Mischianti joined Olympus Partners as a Partner in 1994.  Mr. Mischianti serves as a Director of several Olympus portfolio companies.  Mr. Mischianti serves on the board of directors of Homax Products, Pepper Dining, Churchill Financial, Tank Holdings, and the Ritedose Corporation.  Mr. Mischianti received an A.B. from Yale University.  Mr. Mischianti was selected to serve as a director of the Company because he has extensive experience in serving as a director of portfolio companies of Olympus Partners and has significant expertise in finance.

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

Board of Directors

As of March 28, 2011, Parent has a four-member board of directors consisting of Messrs. Fitzpatrick, Morris, Mischianti and Cardenas.  The bylaws of Parent permit the directors to increase the size of the board of directors of Parent by resolution approved by a majority vote.  All of Parent’s stockholders are party to a stockholders agreement whereby (i) Olympus Fund IV has the right to designate each representative to the board of directors of Parent and each of its subsidiaries (including the Company) and (ii) the stockholders of Parent agree to take all appropriate action to fix the size of the board of directors of Parent at four (or such higher number as determined by Olympus Fund IV) and to vote the shares over which they exercise voting power in favor of the election of to the board of Parent and each of its subsidiaries each designee to the respective board thereof as designated by Olympus Fund IV.  As of March 28, 2011, the board of directors of each of Parent and the Company consisted of Messrs. Fitzpatrick, Morris, Mischianti and Cardenas.  See “Certain Relationships and Related Party Transactions and Director Independence - Stockholders Agreement.”

Nominees for directorship are selected in accordance with certain criteria, including demonstrated business judgment, independence, skills and experience in the context of the need of the board.  Diversity is not a consideration in selecting nominees for directorship.

As a privately owned company, we do not have an audit, compensation or nominating committee.  We have not determined whether any member of our board of directors is an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Compensation Committee Interlocks and Insider Participation

Our board is currently composed of four directors, of which Mr. Fitzpatrick is an executive officer of the Company and he participated in deliberations of the board concerning executive officer compensation during 2010 (other than his own compensation).  For a description of the transactions between us and our directors, and entities affiliated with such directors, see the sections entitled “Executive Compensation” and “Certain Relationships and Related Party Transactions, and Director Independence.”  None of our executive officers has served as a member of the board of directors or compensation committee of another entity that had one or more of its executive officers serving as a member of our board of directors.

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

Base Salary.  Base salary is established based on the experience, skills, knowledge and responsibilities required of the executive officer.  When establishing the 2010 base salaries of the executive officers, a number of factors were considered, including the individual’s performance and growth of duties and responsibilities.  We seek to maintain base salaries that are competitive with the marketplace, to allow us to attract and retain executive talent.

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

Annual Cash Bonus Incentive.  Executives directly affect the Company’s ability to attain its strategic and financial objectives.  The annual cash bonus is designed to motivate and provide incentive to executives to attain those Company objectives.  The Board of Directors determines Mr. Fitzpatrick’s bonus percentage, and Mr. Fitzpatrick, in consultation with the Board of Directors, determines the percentage of base salary that is bonus eligible for the other executives.  Success is measured on EBITDA of Woodcraft Industries, Inc., Woodcraft Division, PrimeWood Division, Brentwood Division, or a combination.  The percent of planned EBITDA achieved will determine the amount of bonus to be paid based on their sharing percentage and their bonus percentage (as a percent of salary).  The 2010 bonus plan for Mr. Fitzpatrick, Mr. Herbst, and Mr. Beyer provided for a target cash bonus of $234,378, $67,987, and $58,096, respectively, based upon their respective base salaries for 2010.  In 2010, the cash bonuses for Messrs. Fitzpatrick, Herbst, and Beyer were based entirely on the amount by which actual EBITDA exceeds certain planned levels for such year.  They earn no bonus if EBITDA is below a planned threshold, 100% of their target cash bonuses if EBITDA meets the target threshold and up to 200% of their target cash bonuses if EBITDA meets or exceeds a predetermined maximum EBITDA threshold.  The bonuses are pro-rated between threshold and target and between target and maximum and cannot exceed 200% of the target cash bonus.

For 2010, Mr. Fitzpatrick earned, as incentive compensation, a percentage of his base salary, up to a maximum of 130%. The incentive compensation has been determined on the basis of the actual EBITDA of the Company as compared to the Company’s planned EBITDA.  Based on the Company’s performance, Mr. Fitzpatrick’s annual cash bonus for 2010 was $97,380, which represents approximately 42% of Mr. Fitzpatrick’s target cash bonus.

For 2010, Mr. Herbst earned, as incentive compensation, a percentage of his base salary, up to a maximum of 90%. The incentive compensation has been determined on the actual EBITDA of the Company as compared to the Company’s planned EBITDA.  Based on the Company’s performance, Mr. Herbst’s annual cash bonus for 2010 was $28,537, which represents approximately 42% of Mr. Herbst’s target cash bonus.

For 2010, Mr. Beyer earned, as incentive compensation, a percentage of his base salary, up to a maximum of 80%.  The incentive compensation has been determined, in part on the basis of actual EBITDA of the Company as compared to the Company’s planned EBITDA and, in part, on the basis of actual EBITDA of the PrimeWood Division as compared to the planned EBITDA for the PrimeWood division.  Based on the performance of the Company and PrimeWood, Mr. Beyer’s annual cash bonus for 2010 was $26,540, which represents approximately 46% of Mr. Beyer’s target cash bonus.

Long-Term Incentive Awards.  Through January 9, 2007, all of our executive officers had received equity compensation awards in the form of either incentive stock options and/or non-qualified stock options.  We granted long-term incentive awards in the form of stock options because it is a common method for privately-held companies to provide equity incentives to executive officers.  The options were designed to align the interests of our executive officers with our stockholders’ long-term interests by providing them with equity-based awards that vest over a period of time and become exercisable upon the occurrence of certain events, as well as to reward executive officers for performance.  As a result of the Transaction, all of the foregoing options which were outstanding at the time of the Transaction were cashed out and terminated on January 9, 2007.

Parent issued Restricted Stock Agreements on August 31, 2007 and September 14, 2007 to all of our executive officers.  Likewise with stock options, we granted long-term incentive awards in the form of restricted stock because it is a common method for privately-held companies to provide equity incentives to executive officers.  The restricted stock is designed to align the interests of our executive officers with our stockholders’ long-term interests by providing them with equity-based awards that vest over a period of time upon the occurrence of certain events, as well as to reward executive officers for performance.  The restricted stock becomes fully vested after seven years, or earlier, if certain milestones, as defined, are met.

There were no restricted stock awards issued during 2010, 2009, or 2008.

All of the shares of restricted stock of Parent were converted into a nominal number of shares and became fully vested in connection with the Recapitalization.

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

Board of Directors

John Fitzpatrick

Robert S. Morris

Louis J. Mischianti

L. David Cardenas

Summary Compensation Table.  The following table sets forth information for 2010, 2009, and 2008 concerning compensation for services rendered in all capacities awarded to and earned by our Chief Executive Officer, Chief Financial Officer, and our only other officer who was serving as an executive officer on December 31, 2010 (collectively, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($)		Total ($)
John Fitzpatrick, President and Chief Executive Officer	2010 2009 2008	360,582 341,890 342,571	(7) (7)	97,380 — —	— — —	— — —	— — —	— — —	2,646 27,116 580,071	(4) (5) (6)	460,608 369,006 922,642
Dale Herbst, Chief Financial Officer, Treasurer, and Secretary	2010 2009 2008	151,082 154,904 149,717	(7) (7)	28,537 — —	— — —	— — —	— — —	— — —	1,632 8,218 161,182	(4) (5) (6)	181,251 163,122 310,899
Joel Beyer, Vice President of Operations-PrimeWood	2010 2009 2008	145,240 148,914 141,960	(7) (7)	26,540 — —	— — —	— — —	— — —	— — —	1,569 6,423 120,969	(4) (5) (6)	173,349 155,337 262,929

(1)                                There were no restricted stock awards of Parent common stock granted in the 2010, 2009, and 2008 fiscal years.

(2)                                There were no option awards granted in the 2010, 2009, and 2008 fiscal years.

(3)                                The Company has no pension plan or nonqualified deferred compensation plan.

(4)                                Consists of contributions by us to the applicable executive’s 401(k) account.  Contributions to the 401(k) account for John Fitzpatrick, Dale Herbst, and Joel Beyer were $2,646, $1,632, and $1,569, respectively.

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

(6)                                Consists of contributions by us to the applicable executive’s 401(k) account and compensation related to an escrow payment and income tax benefits for the previous stockholders related to the cancellation of stock options due to the Transaction.  Contributions to the 401(k) account for John Fitzpatrick, Dale Herbst, and Joel Beyer was $3,680 for each individual.  Compensation related to the escrow payment and income tax benefits for the cancellation of stock options due to the Transaction for John Fitzpatrick, Dale Herbst, and Joel Beyer include $576,391, $157,502, and $117,289, respectively.

(7)                                Includes base salary in Employment Agreements, subject to periodic adjustments.  The amounts may not directly coincide with the base salary listed below as of December 31, 2010 due to increases or decreases that occurred throughout the year.

Restricted Stock.  There were no restricted stock awards issued during 2010.  All existing shares of restricted stock of Parent were converted into a nominal number of shares and became fully vested in connection with the Recapitalization.

2010 Bonus Plan for Messrs. Fitzpatrick, Herbst, and Beyer.  The 2010 bonus plan for Mr. Fitzpatrick, Mr. Herbst, and Mr. Beyer provided for a target cash bonus of $234,378, $67,987, and $58,096, respectively, based upon their respective base salaries for 2010 of $360,582, $151,082, and $145,240, respectively.  In 2010, the cash bonuses for Messrs. Fitzpatrick, Herbst, and Beyer were based entirely on the amount by which actual EBITDA exceeded certain planned levels for such year.  They were not entitled to earn a bonus if actual EBITDA for the year ended December 31, 2010 was below the planned threshold for such period, were entitled to 100% of their target cash bonuses if actual EBITDA met the target threshold and were entitled to up to 200% of their target cash bonuses if EBITDA met or exceeded a pre-determined maximum EBITDA threshold.  The bonuses are pro-rated between threshold and target and between target and maximum and cannot exceed 200% of the target cash bonus.  Based on the Company’s performance, the actual cash bonus to be paid in 2011 in respect of 2010 to Messrs. Fitzpatrick, Herbst, and Beyer is approximately 42%, 42%, and 46%, respectively of their target cash bonuses.

Grants of Plan-Based Awards

The following table summarizes information regarding our 2010 bonus plan.  No equity-based incentive awards were granted during 2010.

		Estimated Future Payouts Under Non-Equity Incentive Plan (1)			All Other Stock Awards: Number of	Exercise or Base Price of	Grant Date Fair Value
Name	Grant Date	Threshold ($) (2)	Target ($) (3)	Maximum ($) (4)	Shares of Stock (#)	Stock Awards ($/Sh)	of Stock Awards ($/Sh)
John Fitzpatrick	January 1, 2010	15,625	234,378	468,756	—	—	—
Dale Herbst	January 1, 2010	4,532	67,987	135,974	—	—	—
Joel Beyer	January 1, 2010	3,873	58,096	116,192	—	—	—

(1)         The threshold, target and maximum awards were established under our annual cash bonus incentive.  See “Annual Cash Bonus Incentive” for further information regarding the criteria applied in determining the amount payable under the awards.  The actual amounts paid with respect to these awards are included in the “Bonus” columns in the Summary Compensation Table.

(2)         Threshold amounts were determined based on 85% of Target amounts.

(3)         Target amounts were determined based on 2010 annual base salary for each Named Executive Officer.

(4)         For each Named Executive Officer, the maximum payment under our annual cash bonus incentive is 200% of the target cash bonus.

Restricted Stock Plan.    In 2007, Parent issued restricted stock awards to certain Company management personnel, with such grants consisting of 55,218 shares of Parent’s restricted common stock in the aggregate.  The shares of restricted stock vest 25% per year for the fiscal years ending 2007 through 2010, if (i) Parent’s EBITDA meets the applicable target EBITDA for such period and (ii) the applicable participant holding such restricted stock award is still an employee of Parent or one of its subsidiaries.  If, with respect to any particular fiscal year, the applicable EBITDA target for such year is not achieved, half of the applicable amount will vest in that year.  In addition, if applicable EBITDA target is not achieved in a given fiscal year, a “catch up” provision allows the portion of such restricted stock which would otherwise remain unvested due to the failure to achieve such EBITDA target to become vested in subsequent fiscal years, if subsequent performance targets are achieved.  All of the shares of restricted stock become fully vested upon the occurrence of any of the following events: (i) after seven years, provided that the applicable participant is still an employee of Parent or one its subsidiaries; and (ii) upon a sale event involving a change of control of Parent or all or substantially all of Parent’s assets on a consolidated basis, if certain targeted rates of return on Olympus Growth Fund IV, L.P.’s investment are achieved or of the board of directors of Parent so elects.  The shares of restricted stock are voting shares of common stock of Parent.  We did not issue any plan-based equity awards in 2010.

In addition to certain other restrictions on such shares, the shares of restricted stock are subject to certain repurchase rights in favor of Parent and Olympus Fund IV (as Parent’s majority shareholder) in the event that the holder of such shares ceases to be employed by Parent and its subsidiaries for any reason.  The repurchase price for unvested shares of restricted stock is the lesser of the holder’s original cost to purchase such shares and fair market value, whereas the repurchase price for vested shares of restricted stock is the fair market value of the shares unless the holder is terminated for cause, in which case the repurchase price for vested shares is the lesser of the holder’s original cost and fair market value.  In 2010, there were 841 shares of restricted stock repurchased due to the termination of a member of management.

On December 30, 2010, all the shares of restricted stock of Parent were converted into a nominal number of shares and became fully invested in connection with the Recapitalization.

Outstanding Equity Awards at Fiscal Year-End

There were no option awards or unvested stock awards outstanding as of December 31, 2010.

Option Exercises and Restricted Stock Vested

The following table summarizes information regarding the vesting of restricted stock held by our Named Executive Officer’s during the year ended December 31, 2010.   All share numbers have been adjusted to give effect to the Recapitalization.

	Stock awards
Name	Number of shares vested (#) (1)	Value of shares vested ($) (2)
John Fitzpatrick	4.205	1,484
Dale Herbst	2.803	989
Joel Beyer	1.682	594

(1)        Represents the number of restricted stock shares vested during 2010.  These restricted stock shares were converted into nominal shares of common stock in conjunction with the Recapitalization.

(2)        Represents the number of restricted stock shares vested during 2010, multiplied by the fair market value per share as of December 31, 2010.

Pension Benefits

The Company has no pension benefit plan.

Non-Qualified Deferred Compensation

The Company has no non-qualified deferred compensation plan.

Employment Agreements

On December 11, 2006, Parent and a newly formed wholly owned subsidiary of Parent (“AcquisitionCo”), in anticipation of the consummation of the Transaction entered into employment agreements (each an “Employment Agreement”) with the Messrs. John Fitzpatrick, as Chief Executive Officer, Dale Herbst, as Chief Financial Officer, and Joel Beyer, as Vice President of Operations (PrimeWood division).  Pursuant to each Employment Agreement, upon consummation of the Transaction, the Employment Agreements of Messrs. Fitzpatrick, Herbst and Beyer superseded and preempted their respective 2003 Agreements.  On January 9, 2007, by operation of law upon consummation of the Transaction, each Employment Agreement was assigned by AcquisitionCo to the Company.

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

(2)        Mr. Fitzpatrick is entitled to 24 months of continued salary if he is terminated without cause or if he resigns for good reason or as a result of a disability.

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

(4)        Messrs. Herbst and Beyer are entitled to 12 months of continued salary if he is terminated without cause or if he resigns for good reason or as a result of a disability.

John Fitzpatrick.  Mr. Fitzpatrick’s Employment Agreement, subject to subsequent annual adjustments, provides for a base salary of $358,000 and an annual performance-based bonus of up to one-hundred thirty percent (130%) of his base salary as of December 31, 2010.  Mr. Fitzpatrick’s Employment Agreement provides for annual reviews of Mr. Fitzpatrick’s base salary to determine whether an adjustment to his annual base salary is appropriate.  Mr. Fitzpatrick’s Employment Agreement provides that Mr. Fitzpatrick, subject to his eligibility, be included in all employee benefit plans established by the Company.  Mr. Fitzpatrick’s Employment Agreement may be terminated at any time, with or without cause, by either party.  Mr. Fitzpatrick’s Employment Agreement also contains non-disclosure provisions and prohibits Mr. Fitzpatrick from competing with the Company during the term of his employment and for a period of two years thereafter.

Dale Herbst.  Mr. Herbst’s Employment Agreement, subject to subsequent annual adjustments, provides for a base salary of $150,000 and an annual performance-based bonus of up to ninety percent (90%) of his base salary as of December 31, 2010.  Mr. Herbst’s Employment Agreement provides for annual reviews of Mr. Herbst’s base salary to determine whether an adjustment to his annual base salary is appropriate.  Mr. Herbst’s Employment Agreement provides that Mr. Herbst, subject to his eligibility, be included in all employee benefit plans established by the Company.  Mr. Herbst’s Employment Agreement may be terminated at any time, with or without cause, by either party.  Mr. Herbst’s Employment Agreement also contains non-disclosure provisions and prohibits Mr. Herbst from competing with the Company during the term of his employment and for a period of one year thereafter.

Joel Beyer.  Mr. Beyer’s Employment Agreement, subject to subsequent annual adjustments, provides for a base salary of $144,200 and an annual performance-based bonus of up to eighty percent (80%) of his base salary as of December 31, 2010.  Mr. Beyer’s Employment Agreement provides for annual reviews of Mr. Beyer’s base salary to determine whether an adjustment to his annual base salary is appropriate.  Mr. Beyer’s Employment Agreement provides that Mr. Beyer, subject to his eligibility, be included in all employee benefit plans established by the Company.  Mr. Beyer’s Employment Agreement may be terminated at any time, with or without cause, by either party.  Mr. Beyer’s Employment Agreement also contains non-disclosure provisions and prohibits Mr. Beyer from competing with the Company during the term of his employment and for a period of one year thereafter.

Directors Compensation

Our directors do not receive compensation for attending board meetings, other than reimbursement of reasonable out-of-pocket expenses incurred in connection with attending any board meeting or any committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 28, 2011, all of the Company’s capital stock is owned by Parent.  As of March 28, 2011, the following table sets forth certain information regarding the beneficial ownership of Parent’s Common Stock, par value $0.001 per share (“Parent Common”), by (i) each person known to us to beneficially own more than 5% of the outstanding shares of Parent Common; (ii) each of our directors; (iii) each named executive officer, and (iv) all of our executive officers and directors as a group.  Beneficial ownership is determined in accordance with the rules of the SEC.  These rules generally attribute beneficial ownership of shares to persons who possess sole or shared voting and/or investment power with respect to the shares shown as beneficially owned.  Unless otherwise indicated in the footnotes to this table, the address of all listed stockholders is c/o WII Components, Inc., 525 Lincoln Avenue, SE, St. Cloud, Minnesota 56304.

	Parent Common Stock
Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
Olympus Funds(1)	140,073.415	82%
Robert S. Morris(1)	140,073.415	82%
Louis J. Mischianti(1)	140,073.415	82%
L. David Cardenas(1)	140,073.415	82%
OCM Mezzanine Fund II, L.P. (2)	29,713.910	17%
John Fitzpatrick(3)	956.015	*
Dale Herbst	218.818	*
Joel Beyer	173.931	*
All directors and executive officers as a group (6 persons)	141,422.179	82%

*                                         Represents less than 1% of the outstanding voting capital stock.

(1)                                Consists of 139,678.184 shares of Parent Common beneficially owned by Olympus Fund IV and 395.231 shares of Parent Common beneficially owned by Olympus Executive Fund, L.P.  The shares beneficially owned by Olympus Fund IV are beneficially owned indirectly by OGP IV, LLC, the general partner of Olympus Fund IV, and by Mr. Morris, the managing member of OGP IV, LLC.  The shares beneficially owned by Olympus Executive Fund, L.P. are beneficially owned indirectly by OEF, L.P., the general partner of Olympus Executive Fund, L.P., and by RSM, Corporation, the managing general partner of OEF, L.P, and by Robert S. Morris, the president (and sole stockholder) of RSM, Corporation.  Mr. Morris, a member of Parent’s board of directors, is the managing partner of Olympus Partners and is the managing member of OGP IV, LLC and is the president (and sole stockholder) of the managing general partner of OEF, L.P., and, in such capacities, has voting and investment power with respect to all shares held by the Olympus Funds and has a pecuniary interest in certain of those shares.  Mr. Mischianti, a member of Parent’s board of directors, is a partner of Olympus Partners and is a member of OGP IV, LLC, and, in such capacities, has a pecuniary interest in certain of those shares.  Messrs. Cardenas, also member of Parent’s board of directors, is a partner of Olympus Partners and a member of OGP IV, L.L.C. and, in such capacities, has a pecuniary interest in certain of the shares held by the Olympus Funds.  Each of Messrs. Morris, Mischianti and Cardenas disclaims beneficial ownership of the shares owned by these entities, except to the extent of their proportionate pecuniary interest therein.  The address for Olympus Partners, the Olympus Funds and Messrs. Morris, Mischianti and Cardenas is c/o Olympus Partners, Metro Center, One Station Place, Stamford, Connecticut, 06902.

(2)                                Includes shares of our common stock held by OCM Mezzanine Fund II, L.P. (“Fund II”). Oaktree Capital Group Holdings GP, LLC (“OCGH GP”) ultimately controls Fund II. The general partner of Fund II is Oaktree Mezzanine Fund II GP, L.P. (“Fund II GP”). The general partner of Fund II GP is Oaktree Fund GP, LLC. The managing member of Oaktree Fund GP, LLC is Oaktree Fund GP I, L.P. The general partner of Oaktree Fund GP I, L.P. is Oaktree Capital I, L.P. The general partner of Oaktree Capital I, L.P. is OCM Holdings I, LLC. The managing member of OCM Holdings I, LLC is Oaktree Holdings, LLC. The managing member of Oaktree Holdings, LLC is Oaktree Capital Group, LLC. The holder of a majority of the voting units of Oaktree Capital Group, LLC is Oaktree Capital Group Holdings, L.P. The general partner of Oaktree Capital Group Holdings, L.P. is OCGH GP. OCGH GP is managed by an executive committee, the members of which are Kevin Clayton, John Frank, Stephen Kaplan, Bruce Karsh, Larry Keele, David Kirchheimer, Howard Marks and Sheldon Stone (collectively, the “Principals”). William Sacher is a managing director of Oaktree Capital Management, L.P. (“Oaktree”), the investment manager of Fund II, and is the portfolio manager for Fund II. Each of the general partners, managing members, unit holders and Principals described above and Mr. Sacher disclaim beneficial ownership of any shares of common stock beneficially or of record owned by Fund II, except to the extent of any pecuniary interest therein. The address for all of the entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(3)                                Mr. Fitzpatrick’s shares are held by the John P Fitzpatrick Revocable Trust U/A 12/31/01.  Mr. Fitzpatrick is a trustee of the John P Fitzpatrick Revocable Trust U/A 12/31/01 and Mr. Fitzpatrick and members of his family are the primary beneficiaries.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

2010 Recapitalization

On December 30, 2010, Parent completed the Recapitalization pursuant to the terms of the Recapitalization Agreement, by and among Parent, MergerCo, OCM and Olympus Fund IV, Parent’s controlling stockholder, and the Note Exchange Agreement. Pursuant to the Recap Agreements: (i) OCM transferred to MergerCo all of its shares of Series A Preferred Stock and Common Stock of Parent and its Parent notes in an aggregate principal amount of approximately $33.6 million (including accrued and unpaid interest thereon) and, in exchange therefor, MergerCo issued to OCM an aggregate of 29,713.91 shares of its Common Stock and the New Parent Note; and (ii) Olympus Fund IV transferred to MergerCo all of the shares of Series A Preferred Stock of Parent held by Olympus Fund IV and its Parent notes in an aggregate principal amount of approximately $114.9 million (including accrued and unpaid interest thereon) and, in exchange therefor, MergerCo issued to Olympus Fund IV an aggregate of 139,071.406 shares of its Common Stock. Immediately thereafter,

MergerCo was merged with and into Parent in the Recap Merger, with Parent continuing as the Surviving Corporation.  Pursuant to the Recap Merger, subject to the terms and conditions of the Recapitalization Agreement, (i) each share of Common Stock of MergerCo outstanding immediately prior to the Recap Merger was converted into the right to receive one share of Common Stock of the Surviving Corporation, (ii) each share of Series A Preferred Stock of Parent outstanding immediately prior to the Recap Merger (other than shares held by Parent or MergerCo) was converted into the right to receive one share of Common Stock of the Surviving Corporation, (iii) each share of Common Stock of the Parent outstanding immediately prior to the Recap Merger (other than shares held by Parent or MergerCo) was converted into the right to receive one thousandth of a share of Common Stock of the Surviving Corporation and (iv) each share of capital stock of Parent or MergerCo held by Parent or MergerCo was cancelled without consideration.  The Parent notes transferred to MergerCo in connection with the Recapitalization were extinguished in connection with the Recap Merger and the New Parent Note issued by MergerCo were assumed by Parent, as the Surviving Corporation, by operation of law in the Recap Merger.

As a result of the Recapitalization, the Olympus Funds and OCM owns approximately 82% and 17%, respectively, of the outstanding Common Stock of Parent, as the Surviving Corporation.

Stockholders Agreement

On January 9, 2007, Parent and each of Parent’s stockholders entered into a Stockholders Agreement (the “Parent Stockholders Agreement”).  Under the provisions of the Parent Stockholders Agreement, the authorized number of directors on Parent’s board of directors is established at four directors (or such higher number as determined by Olympus Fund) and all of the parties agree to elect as members of our board of directors each representative designated from time to time by Olympus Fund IV, as a nominee.  Pursuant to the Parent Stockholders Agreement, Parent’s stockholders are subject to certain transfer restrictions, including rights of first refusal and co-sale rights on certain transfers by Olympus Fund IV.  The Olympus Fund IV (as the holders of a majority of Parent’s capital stock) and board of directors of Parent have the right to force all of the other stockholders to participate in a sale event involving a change of control of Parent or all or substantially all of Parent’s assets on a consolidated basis.  In addition, subject to certain exceptions, all stockholders of Parent have pre-emptive rights on future sales of equity securities of Parent.  Finally, pursuant to the Parent Stockholders Agreement, Parent granted certain customary registration rights, including demand, piggyback and resale shelf registration rights.  Demand registration rights were granted only to the holders of a majority of Parent’s capital stock.

Advisory Services Agreement

The Parent has an Advisory Services Agreement, dated as of January 9, 2007, with an affiliate of Olympus Fund IV, Parent’s largest stockholder.  Under this agreement, the affiliate provides Parent and its subsidiaries, including the Company, with advice regarding corporate, business and financial strategy, potential acquisitions, financial management and other issues.  In addition to a quarterly consulting fee, in the event that Parent or any of its subsidiaries consummate a capital transaction (such as an acquisition of another company, a sale of Parent or any of its subsidiaries, or significant events relating to changes in the capital structure of Parent and its subsidiaries), Parent is required to pay the affiliate a fee for its role as Parent’s advisor.   Under the terms of this agreement, Parent is obligated to pay a quarterly advisory fee of $150,000, unless lowered by the affiliate.  In 2008, the quarterly fee payable by Parent was lowered for the third and fourth quarters to $135,000.   In 2010 and 2009, the quarterly advisory fee was not paid but continued to be accrued at the reduced amount of $135,000 per quarter.  The quarterly fee payment was deferred by the affiliate for 2010 and 2009, and will be payable in 2012 or thereafter.  Currently, the Company is continuing to accrue but not pay the quarterly advisory fee.  Although neither the Company nor any of its subsidiaries is party to this agreement, the Company has recorded this expense in its statement of operations because most of the services relate to its operations.  Certain of the Company’s debt agreements provide restrictions on the ability of the Company to make distributions to or on account of the Parent.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources — Certain Dividend Restrictions” for a detailed discussion of such restrictions.  As of December 31, 2010, $1.1 million was included in other long-term liabilities for Parent’s obligation in connection with this management services agreement.

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

Policies and Procedures for Related Party Transactions

As a privately owned company, our board of directors generally reviews our related party transactions, although we have not historically had formal policies and procedures regarding the review and approval of related party transactions.

Director Independence

The boards of Parent and the Company are currently composed of four directors, none of whom would qualify as an independent director based on the definition of independent director set forth in Rule 4200(a) (15) of the NASDAQ Marketplace rules.  Because affiliates of Olympus Funds own approximately 82% of the voting stock of Parent, and we do not otherwise have any securities listed on any securities exchange, we are not subject to corporate governance rules that require that a board of directors be composed of a majority of independent directors.

Item 14. Principal Accounting Fees and Services

Aggregate fees billed by the Company’s principal accounting firm, Grant Thornton LLP, for the fiscal years ended December 31, 2010, and 2009, respectively:

	Year Ended December 31,
	2010	2009

Audit Fees (a)	$143,000	$143,000
Audit-Related Fees (b)	60,000	43,000
Total Audit and Audit-Related Fees	203,000	186,000
Tax Fees	—	—
Total Fees	$203,000	$186,000

(a) Fees for audit services:

•                  Billed for the audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements.

(b) Fees for audit related services:

•                  Billed for services provided in connection with the debt refinancing activities, anticipated 404(b) compliance, and SEC comment letter.

Preapproval Policies

The Company is not required to have a preapproval policy for services performed by our independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)                                  List of Financial Statements, Financial Statement Schedules and Exhibits

(1)  Financial Statements.  Consolidated Financial Statements of WII Components, Inc. and Subsidiaries as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008.

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

2.1

Amended and Restated Agreement and Plan of Merger, dated January 5, 2007, by among WII Holding, Inc., a Delaware corporation, WII Merger Corporation, a Delaware corporation, WII Components, Inc. and Behrman Capital III, L.P., solely in its capacity as stockholders’ representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed March 30, 2007, File No. 333-115490)

3.1

Third Amended and Restated Certificate of Incorporation of WII Components, Inc. (incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed March 30, 2007, File No. 333-115490)

3.2

Bylaws of WII Merger Corporation, which are the current Bylaws of WII Components, Inc. as a result of the Amended and Restated Agreement and Plan of Merger (incorporated herein by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K filed March 30, 2007, File No. 333-115490)

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

4.1

Indenture, dated as of February 18, 2004, by and among WII Components, Inc., and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

4.2

Registration Rights Agreement, dated as of February 18, 2004, by and among WII Components, Inc. and the Initial Purchasers as defined therein (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

4.3	Form of WII Components, Inc. 10% Senior Note due 2012 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

4.4

Supplemental Indenture, dated as of June 25, 2004, by and among WII Components, Inc. and the Initial Purchasers as defined therein (incorporated herein by reference to Exhibit 4.7 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, as amended, File No. 333-115490)

10.1	Reserved.

10.2	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, as amended, File No. 333-115490)

10.3

First Lien Senior Secured Credit Agreement, dated as of January 9, 2007, by and among WII Components, Inc. (as successor-in-interest to WII Merger Corporation), as Borrower, and Credit Suisse, for itself and as Administrative Agent, Swing Line Lender, an L/C Issuer and as Collateral Agent for all Lenders, and the Lenders Party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2007, File No. 333-115490)

10.4

Amendment No. 1 To The Credit Agreement, dated as of February 7, 2007, by and among WII Components, Inc., as Borrower, and Credit Suisse, for itself and as Administrative Agent, Swing Line Lender, an L/C Issuer and as Collateral Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2007, File No. 333-115490)

10.5

Employment Agreement, dated December 11, 2006, between WII Components, Inc. (as successor-in-interest to WII Merger Corporation), WII Holding, Inc. and John Fitzpatrick (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2007, File No. 333-115490) **

10.6

Employment Agreement, dated December 11, 2006, between WII Components, Inc. (as successor-in-interest to WII Merger Corporation), WII Holding, Inc. and Dale Herbst (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2007, File No. 333-115490) **

10.7

Employment Agreement, dated December 11, 2006, between WII Components, Inc. (as successor-in-interest to WII Merger Corporation), WII Holding, Inc. and Joe Beyer (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2007, File No. 333-115490) **

10.8	Restricted Stock Agreement, dated August 31, 2007, between WII Holding, Inc.

Exhibit No.	Exhibit Description

and John Fitzpatrick (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2007, File No. 333-115490) **

10.9

Restricted Stock Agreement, dated August 31, 2007, between WII Holding, Inc. and Dale Herbst (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2007, File No. 333-115490) **

10.10

Restricted Stock Agreement, dated August 31, 2007, between WII Holding, Inc. and Joe Beyer (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2007, File No. 333-115490) **

10.11

Amendment No. 2 To The Credit Agreement, dated as of June 12, 2007, by and among WII Components, Inc., as Borrower, the lenders party thereto and Credit Suisse, acting through one or more of its branches, or any Affiliate thereof, as Administrative Agent, Swing Line Lender, an L/C Issuer and Collateral Agent (incorporated by reference to Exhibit 10.12 the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.12

Amendment No. 3 To The Credit Agreement, dated as of February 19, 2008, by and among WII Components, Inc., as Borrower, the lenders party thereto and Credit Suisse, acting through one or more of its branches, or any Affiliate thereof, as Administrative Agent, Swing Line Lender, an L/C Issuer and Collateral Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 20, 2007, File No. 333-115490)

10.13

Amendment No. 4 To The Credit Agreement, dated as of March 30, 2009, by and among WII Components, Inc., as Borrower, the lenders party thereto and Credit Suisse, acting through one or more of its branches, or any Affiliate thereof, as Administrative Agent, Swing Line Lender, an L/C Issuer and Collateral Agent (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 31, 2009, File No. 333-115490)

10.14

Amendment No. 5 To The Credit Agreement, dated as of March 26, 2010, by and among WII Components, Inc., as Borrower, the lenders party thereto and Credit Suisse, acting through one or more of its branches, or any Affiliate thereof, as Administrative Agent, Swing Line Lender, an L/C Issuer and Collateral Agent (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 31, 2010, File No. 333-118490)

*12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

*21.1	Subsidiaries of the Registrant

*31.1

Certification of Chief Financial Officer, Treasurer, and Secretary of WII Components, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of President and Chief Executive Officer of WII Components, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Financial Officer, Treasurer, and Secretary of WII Components, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of President and Chief Executive Officer of WII Components, Inc.,

Exhibit No.	Exhibit Description

pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
** Compensation arrangement.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

The transactions in the allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Balance, beginning of year	$325	$239	$131
Provision	(31)	308	139
Write-offs	(226)	(222)	(31)
Balance, end of year	$68	$325	$239

Item 16. Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WII COMPONENTS, INC.

By:	/s/ John Fitzpatrick
John Fitzpatrick, President and Chief Executive Officer

Date:	March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Fitzpatrick	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2011
John Fitzpatrick

/s/ Dale B. Herbst	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 30, 2011
Dale B. Herbst

/s/ Robert S. Morris	Director	March 30, 2011
Robert S. Morris

/s/ Louis J. Mischianti	Director	March 30, 2011
Louis J. Mischianti

/s/ L. David Cardenas	Director	March 30, 2011
L. David Cardenas