Form 10-Q
period 2011-03-31
WII Components, Inc.
filed 2011-05-13
CIK 1289231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 9, 2011, 100 shares of common stock of the registrant, $.01 par value per share, were issued and outstanding (all of which are owned by WII Holding, Inc.).

WII COMPONENTS, INC.

FORM 10-Q

Quarter Ended

March 31, 2011

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$1,231	$7,058
Accounts receivable, net	22,339	15,558
Inventories	18,625	19,128
Other current assets	1,490	1,092
Total current assets	43,685	42,836

Property, plant, and equipment, net	45,755	46,895
Goodwill	99,152	99,152
Customer relationship	6,194	6,608
Other assets	1,351	1,991
TOTAL	$196,137	$197,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$108,350	$—
Accounts payable	3,639	3,260
Accrued payroll	4,283	2,819
Due to Parent	4,654	4,577
Other current liabilities	5,026	8,083
Total current liabilities	125,952	18,739

Long-term debt, net of current maturities	—	108,350
Deferred income tax liability	1,812	1,553
Other long-term liabilities	2,665	2,530

Stockholders’ Equity:
Common stock	—	—
Additional paid-in capital	71,391	71,391
Accumulated deficit	(5,683)	(5,081)
Total stockholders’ equity	65,708	66,310
TOTAL	$196,137	$197,482

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
NET SALES	$42,007	$34,643
COST OF SALES	35,162	29,862
Gross profit	6,845	4,781

OPERATING EXPENSES:
General and administrative	2,450	2,365
Selling and marketing	755	763
Loss on sale of assets	—	1
Total operating expenses	3,205	3,129

OPERATING INCOME	3,640	1,652

OTHER INCOME (EXPENSE):
Interest income	3	—
Interest expense	(3,878)	(3,056)
Other income/expense	1	2
Total other income (expense)	(3,874)	(3,054)

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)	(234)	(1,402)
INCOME TAX EXPENSE (BENEFIT)	368	(510)
NET LOSS	$(602)	$(892)

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
OPERATING ACTIVITIES:
Net loss	$(602)	$(892)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,934	2,042
Loss on sale of assets	—	1
Amortization of debt issuance costs	1,230	375
Bad debt expense	6	1
Deferred income tax expense (benefit)	259	(510)
Stock compensation expense	—	12

Change in operating assets and liabilities:
Accounts receivable	(6,787)	(8,478)
Inventories	502	(46)
Other current assets	(400)	(346)
Accounts payable	379	(140)
Accrued payroll and other current liabilities	(1,590)	(1,805)
Other long term liabilities	135	135
Net cash used in operating activities	(4,934)	(9,651)

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(377)	(235)
Proceeds from sale of property, plant and equipment	—	3
Net cash used in investing activities	(377)	(232)

FINANCING ACTIVITIES:
Debt issuance costs	(593)	(44)
Due to Parent	77	(43)
Net cash used in financing activities	(516)	(87)

NET DECREASE IN CASH	(5,827)	(9,970)
Cash and cash equivalents—Beginning of period	7,058	13,102

Cash and cash equivalents—End of period	$1,231	$3,132

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,446	$5,449

Cash paid for income taxes	$47	$49

See notes to condensed consolidated financial statements (unaudited).

WII COMPONENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  BASIS OF PRESENTATION

Company Background— On January 9, 2007, WII Components, Inc. (the “Company”) was acquired by WII Holding, Inc. (“Parent”), a newly formed investment entity controlled by Olympus Growth Fund IV, L.P. and Olympus Executive Fund, L.P., which are affiliated investment funds headquartered in Stamford, Connecticut (together with other affiliated entities, “Olympus”).  The acquisition was consummated through a merger of WII Merger Corporation (“AcquisitionCo”), a wholly owned subsidiary of Parent, with and into the Company with the Company being the surviving corporation in the transaction (the “Transaction”).  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the Transaction was approximately $293 million, less indebtedness and certain fees and expenses.  The aggregate purchase price and related fees and expenses were funded by borrowings under new credit facilities by the Company and private offerings of debt and equity securities by Parent.  The Transaction has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.  The Company did not push down the new accounting basis because of the significance of the publicly traded debt outstanding, which hinders Parent’s ability to control the form of ownership of the Company.

The Company prepared the accompanying unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, certain notes or other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted.  Therefore, the Company suggests that these financial statements be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2010 included in its Form 10-K as filed with the Securities and Exchange Commission on March 30, 2011.  The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited consolidated financial statements at that date, but does not include all the information and notes required by accounting principles generally accepted in the United States of America for complete presentation.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly, when read in conjunction with the consolidated financial statements and accompanying notes for the period ended December 31, 2010 included in our Form 10-K as filed with the Securities and Exchange Commission on March 30, 2011, our financial position, results of operations and cash flows for the periods presented.  Results of operations for the interim periods are not necessarily indicative of results for the full year.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition—Sales are recognized when revenue is realized or realizable and has been earned.  The Company’s policy is to recognize revenue and the related cost of sales when risk and title passes to the customer.  This is generally on the date of shipment, however, certain sales are shipped FOB destination and revenue is recognized when received by the customer.  Freight billed to customers is included in sales and shipping costs are included in cost of sales.  The Company records an estimate for anticipated sales returns and customer discounts at the time revenue is recognized based on historical experience and current trends.  These estimates have been consistent with the Company’s actual experiences.  Provisions for estimated sales returns and customer discounts are recorded as a reduction of net sales.  The provision for estimated sales returns and customer discounts as a percentage of net sales was approximately 2% for the three month periods ended March 31, 2011 and 2010.

Concentration of Credit Risk—The Company receives a significant portion of its revenue from two customers.  For the three months ended March 31, 2011 and 2010, the Company’s two largest customers accounted for approximately 48% and 59%, respectively, of its net sales.  As of March 31, 2011 and December 31, 2010, these two largest customers accounted for approximately 63% and 62%, respectively, of the Company’s consolidated accounts receivables balance.  The permanent loss of, or a significant decrease in the level of purchases by, one or more of the Company’s major customers could have a material adverse effect on its results of operations and future cash flows.

Inventories—Inventories consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$9,946	$9,867
Work in process	3,474	3,726
Finished goods	3,499	4,003
LIFO adjustment	1,706	1,532
	$18,625	$19,128

The majority of inventory is valued at the lower of last-in, first-out (“LIFO”) cost or market.  The remainder of the inventory is valued at the lower of first-in, first-out method (“FIFO”) cost or market.  As of March 31, 2011 and December 31, 2010, inventory on the LIFO method represented 71% and 74% of the inventory balance, respectively.

If LIFO inventories had been valued at current costs determined on a FIFO basis, the effect on costs of sales would be an increase of $0.2 million for the three months ended March 31, 2011, and a decrease of $0.3 million for the three months ended March 31, 2010.

Goodwill—The Company evaluates goodwill for impairment at least annually or when events or changes in circumstances indicate impairment.  The Company has elected to perform its annual tests for goodwill impairment as of December 31 of each year.  Since December 31, 2010, the Company concluded there were no events or changes in circumstances requiring an interim goodwill impairment analysis to be completed as of March 31, 2011.  Fair value is measured using a market multiple valuation method.  The carrying amount of goodwill was $99.2 million at March 31, 2011 and December 31, 2010.

Customer Relationships—Customer relationships relate to intangible assets recorded through previous acquisitions for relationships with significant customers.  The original cost of these customer relationships was $16.6 million, and the related accumulated amortization as of March 31, 2011 is $10.4 million.  The intangible assets are being amortized over the estimated life of 10 years.  Amortization was $0.4 million for the three month periods ended March 31, 2011 and 2010.  Expected annual amortization is as follows for the years ending December 31 (in thousands):

2011	$1,658
2012	1,657
2013	1,658
2014	1,635

3. 2007 ACQUISITION AND 2010 RECAPITALIZATION

2007 Acquisition On January 9, 2007, the Company was acquired by Parent, a newly formed investment entity controlled by Olympus.  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the Transaction was approximately $293 million, less indebtedness and certain expenses.  The aggregate purchase price and related fees and expenses were funded by borrowings under new credit facilities by the Company and private offerings of debt and equity securities by Parent.  The Transaction has been accounted for as a recapitalization in the Company’s consolidated financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.

In conjunction with the Transaction, the Company entered into a senior credit facility (the “Senior Credit Facility”), with Credit Suisse, Cayman Islands Branch, which had provided for (i) a senior secured first lien term loan facility in an aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount up to $25.0 million, subject to certain conditions (the “Revolving Facility”), of which $10.0 million was available through a sub facility in the form of letters of credit.  Please see Note 4 below regarding recent amendments to the Company’s Senior Credit Facility.

In conjunction with the Transaction, Parent entered into note purchase agreements with OCM Mezzanine Fund II, L.P. and Olympus Growth Fund IV, L.P. (the “Note Purchase Agreements”).  The Note Purchase Agreement with OCM Mezzanine Fund II, L.P. consisted of $43.0 million senior payment-in-kind notes with no required principal amortization.  The Note Purchase Agreement with Olympus Growth Fund IV, L.P. consisted of $43.0 million junior payment-in-kind notes with no required principal amortization.  These notes (the “Parent Notes”) are scheduled to mature in April 2012.  During the term of the Parent Notes, Parent was able at its option to pay interest on the Parent Notes through the issuance of additional notes.  The Company was not liable for, and had not otherwise guaranteed, any of the obligations of Parent with respect to the Parent Notes.  Parent and its Subsidiaries (including the Company) were, however, subject to a number of restrictive covenants under the Note Purchase Agreements.  In addition, the Company was limited in its ability to pay dividends or otherwise make distributions to Parent under the Senior Credit Facility and the indenture governing the 10% Senior Notes due 2012 (the “Senior Notes”).  The Parent Notes were not reflected in the Company’s consolidated balance sheet as the Company did not push down the new accounting basis because of the significance of the public debt holders’ influence on the Company’s ability to control the form of ownership.

Effective as of June 13, 2007, Parent issued an additional $20.0 million of Parent Notes to Olympus Growth Fund IV, L.P., and purchased $20.0 million of Parent Notes from OCM Mezzanine Fund II, L.P.

In conjunction with the Transaction, Parent issued equity securities of approximately $86.2 million (including rollover equity from management) to fund the equity necessary for the acquisition, consisting of $81.0 million of preferred equity securities and $5.2 million of common equity securities.  Preferred dividends accrued and accumulated on the outstanding preferred equity securities at the rate of 10% per annum, compounding quarterly, on the sum of its liquidation value per share ($1,000) plus all accumulated and unpaid dividends thereon.  Dividends were payable as and when declared by Parent’s board of directors out of funds legally available for the payment of dividends.  Such dividends accrued, whether or not they had been declared and whether or not there were profits, surplus or other funds of Parent legally available for the payment of dividends, until such time as such dividends were actually paid by Parent.  The holders of a majority of the outstanding preferred equity securities at any time and from time to time may have demanded that Parent redeem all or any portion of the outstanding preferred equity securities by delivering to the holder(s) thereof (i) an amount of cash per share equal to the sum of its liquidation value per share ($1,000) plus all accumulated and unpaid dividends thereon and (ii) a number of shares of Parent’s common equity securities as determined in accordance with the redemption procedures contained in Parent’s certificate of incorporation.  If Parent did not have funds legally available for any particular redemption, Parent was obligated to use those funds that were legally available for the redemption of such securities to redeem the maximum possible number of preferred equity securities which would otherwise be redeemed in connection with such redemption.  Thereafter, when additional funds of Parent were legally available for redemption of such securities, Parent was obligated to redeem the balance of such securities.  Parent was prohibited from redeeming any preferred equity securities if any such redemption was prohibited under any credit facility or indenture to which Parent or any of its subsidiaries was a party or was otherwise bound.  The Company was not liable for, and had not otherwise guaranteed, any of these obligations of Parent with respect to the equity securities issued by Parent.  These equity securities were not reflected in the Company’s consolidated balance sheet as the Company did not push down the new accounting basis because of the significance of the public debt holders’ influence on the Company’s ability to control the form of ownership.

In conjunction with the Transaction, the previous stockholders of the Company will receive the benefit of certain negotiated transaction related tax deductions whenever such deductions are realized.  As of March 31, 2011, the entire liability for the agreement is $1.5 million and is included in Other Long-Term Liabilities.

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

Pursuant to the Recap Agreements: (i) OCM transferred to MergerCo all of its shares of Series A Preferred Stock and Common Stock of Parent and its Parent Notes in an aggregate principal amount of approximately $33.6 million (including accrued and unpaid interest thereon) and, in exchange therefor, MergerCo issued to OCM an aggregate of 29,713.91 shares of its Common Stock and a new unsecured non-interest bearing senior note in a principal amount of $23.0 million (the “New Parent Note”)  due April 9, 2012; and (ii) Olympus Fund IV transferred to MergerCo all of the shares of Series A Preferred Stock of Parent held by Olympus Fund IV and its Parent Notes in an aggregate principal amount of approximately $114.9 million (including accrued and unpaid interest thereon) and, in exchange therefor, MergerCo issued to Olympus Fund IV an aggregate of 139,678.184 shares of its Common Stock. Immediately thereafter, MergerCo was merged with and into Parent (the “Recap Merger”), with Parent continuing as the surviving corporation in the Recap Merger (as such, the “Surviving Corporation”).  Pursuant to the Recap Merger, subject to the terms and conditions of the Recapitalization Agreement, (i) each share of Common Stock of MergerCo outstanding immediately prior to the Recap Merger was converted into the right to receive one share of Common Stock of the Surviving Corporation, (ii) each share of Series A Preferred Stock of Parent outstanding immediately prior to the Recap Merger (other than shares held by Parent or MergerCo) was converted into the right to receive one share of Common Stock of the Surviving Corporation, (iii) each share of Common Stock of the Parent outstanding immediately prior to the Recap Merger (other than shares held by Parent or MergerCo) was converted into the right to receive one thousandth of a share of Common Stock of the Surviving Corporation and (iv) each share of capital stock of Parent or MergerCo held by Parent or MergerCo was cancelled without consideration.

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

As a result of Recapitalization, the Olympus Funds and OCM own approximately 81% and 17%, respectively, of the outstanding Common Stock of Parent, as the Surviving Corporation.

4. FINANCING ARRANGEMENTS

Senior Notes  The Company has outstanding $108.4 million 10% Senior Notes due on February 15, 2012, which is all reflected as current maturities as of March 31, 2011.  The Company does not expect that it will have sufficient cash flows from operations or available borrowings under the New Credit Agreement to repay the Senior Notes at their current scheduled maturity in 2012.  As a result, the Company is currently evaluating a number of alternatives to complete a refinancing transaction with respect to such Senior Notes within the next nine months.

Each of the Company’s subsidiaries, which are all 100% owned subsidiaries of the Company, have fully and unconditionally guaranteed the Senior Notes on a joint and several basis.  The Company has no assets or operations independent of its subsidiaries.  As a result, the Company has not presented separate financial statements of the subsidiary guarantors.

Credit Facility  In conjunction with the Transaction, the Company entered into the Senior Credit Facility, with Credit Suisse, Cayman Islands Branch, which provided for (i) the First Lien Term Facility in an aggregate principal amount of $150.0 million and (ii) the Revolving Facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, of which $10.0 million was available through a sub facility in the form of letters of credit.  On March 30, 2009, the Company repaid all amounts outstanding under the First Lien Term Facility, and no additional borrowings were available thereunder.  Borrowings under the Revolving Facility accrued interest at a fluctuating rate equal to either the base rate plus 4.75% per annum or LIBOR plus 5.75% per annum (effective rate of 8.0% at December 31, 2010 using the base rate plus 4.75%).

The Senior Credit Facility was collateralized by substantially all assets of the Company including real and personal property, inventory, accounts receivable, intellectual property and other intangibles.  The Senior Credit Facility was scheduled to mature in January 2013.  In conjunction with the New Credit Agreement (defined herein), the Company terminated its Senior Credit Facility and wrote off $0.8 million of financing fees during the three months ended March 31, 2011.

On March 24, 2011, the Company entered into a new credit agreement (the “New Credit Agreement”) with General Electric Capital Corporation, as a lender, swingline lender and agent for all lenders and the other financial institutions party thereto (“GECC”), to replace its Senior Credit Facility.  The New Credit Agreement provides for a $20.0 million revolving credit facility, including a letter of credit subfacility of $5.0 million.  Availability of borrowings under the New Credit Agreement is subject to a customary borrowing base calculation.   Borrowings under the New Credit Agreement may be made to refinance the Senior Notes (so long as after giving effect to such consummation, the availability under the New Credit Agreement is not less than $5.0 million), to provide for working capital, and for general corporate purposes.  The New Credit Agreement matures on December 31, 2011 if the Company has not refinanced or extended the Senior Notes or four months prior to the maturity of any new notes issued to refinance the Senior Notes, in no event later than March 24, 2015.  Indebtedness for borrowed money incurred under the New Credit Agreement is secured by substantially all of the Company’s assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles.  As of March 31, 2011, the maximum amount of borrowings available to the Company under the New Credit Agreement is $20.0 million.  As of March 31, 2011, the Company has no outstanding borrowings under the New Credit Agreement.  Borrowings under the New Credit Agreement bear interest at a fluctuating rate equal to either the base rate plus 1.25% per annum or LIBOR plus 2.50% per annum (effective rate of 4.50% at March 31, 2011 using the base rate plus 1.25% ).  The Company must comply with certain financial covenants under the New Credit Agreement.  The Company was in compliance with such covenants as of March 31, 2011.

Restrictions on Indebtedness  The Company’s New Credit Agreement and the indenture for the Senior Notes impose certain restrictions on the Company’s ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities.  The subsidiary guarantors under the New Credit Agreement and Senior Notes are generally not restricted in their ability to dividend or otherwise distribute funds to the Company except for restrictions imposed under applicable state corporate law.  The Company is limited in its ability to pay dividends or otherwise make other distributions to Parent under the New Credit Agreement and the indenture governing the Senior Notes.  Specifically, the New Credit Agreement prohibits the Company from making any distributions to Parent except for limited purposes, including, but not limited to: (i) overhead expenses, professional fees, directors fees, and expenses of Parent incurred in the ordinary course of business in the aggregate not to exceed $1.0 million in any fiscal year, and (ii) the Company may pay management fees of Parent not to exceed $750,000 in any fiscal year, plus a 1% transaction fee pursuant to the terms of the management services agreement, as well as any previously accrued but unpaid management fees and transaction fees for any previous fiscal years without regards to this $750,000 limitation, so long as no default has occurred.  The indenture provides that the Company can generally pay dividends and make other distributions to Parent in an amount not to exceed (i) 50% of the Company’s consolidated net income for the period beginning April 1, 2004 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the net cash proceeds received by the Company from the issuance and sale of capital stock, plus (iii) the net return of certain investments, provided that certain conditions are satisfied, including that the Company has a consolidated interest coverage ratio of greater than 2.0 to 1.0.  For the period ended March 31, 2011, the Company’s consolidated interest coverage ratio was less than 2.0 to 1.0.

5. RELATED-PARTY TRANSACTIONS

Parent has a management services agreement with an affiliate of Olympus Growth Fund IV, L.P., Parent’s largest stockholder.   Parent is obligated to pay a transaction fee to the affiliate for services provided to Parent and its subsidiaries, including the Company, for each financing, refinancing, acquisition, or similar nonrecurring transaction.   Under this agreement, the Parent paid approximately $3.0 million for services related to the Transaction, of which $0.7 million was recorded as deferred financing fees on the Company’s consolidated financial statements, while the remaining $2.3 million was recorded on Parent’s financial statements.  In addition, the affiliate will be paid a $150,000 quarterly advisory fee by Parent, unless lowered by the affiliate, for ongoing services provided to Parent and its subsidiaries, including the Company.  Effective July 1, 2008, the quarterly advisory fee was reduced to $135,000.  In 2009, 2010 and for the three month period ended March 31, 2011, the quarterly advisory fee was not paid but continued to be accrued at the reduced amount of $135,000 per quarter.  The quarterly fee payment was deferred for 2010 and 2009, and will be payable in 2012 or thereafter.  Currently, the Company is continuing to accrue but not pay the quarterly advisory fee.  Although neither the Company nor any of its subsidiaries is party to this Agreement, the Company has recorded this expense in its statement of operations because most of the services relate to its operations.  As of March 31, 2011, $1.2 million was included in Other Long-Term Liabilities for the Parent’s obligation in connection with this management services agreement.

In addition to the management services agreement, the Company also made payments on behalf of the Parent of $47,000 and $14,000 for the three months ended March 31, 2011 and the three months ended March 31, 2010, respectively.  These payments are recorded as an intercompany note receivable among the Parent and Company, included with other current assets, which has a balance of $0.4 million as of March 31, 2011.  The Company’s distributions to the Parent are for payments on the Parent notes, New Parent Note, legal fees, and other expenses.  Certain of the Company’s debt agreements provide restrictions on the ability of the Company to make distributions to or on account of the Parent.

The Company and Parent file a consolidated federal income tax return, and federal income taxes are allocated to the Company based upon the respective taxable earnings or loss.  The Company records income tax liabilities as an amount due to Parent.   As of March 31, 2011 and December 31, 2010, the Company included a total of $4.7 and $4.6 million, respectively as an amount due to Parent for these income tax liabilities.

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

The Company’s sales by product category are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Hardwood products	$34,082	$27,681
Engineered wood products	7,925	6,962
Total	$42,007	$34,643

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

In the past thirteen years, we have consummated four strategic acquisitions that have enhanced our market position, product breadth and geographic reach.  In June 1998, we acquired PrimeWood, a manufacturer of RTF, VRP and profile-wrapped engineered wood products based in North Dakota.  In July 2002, we acquired Brentwood, a manufacturer of solid wood and RTF cabinet doors located in Oregon.  In April 2004, we acquired Grand Valley, a manufacturer of solid wood cabinet doors located in Ohio.  In July 2005, we acquired substantially all of the assets of Dimension Moldings, Inc., which was in the business of manufacturing hardwood component moldings at a facility located in Middlefield, Ohio.  Following the acquisition, our Woodcraft subsidiary manufactures hardwood component moldings at the Middlefield facility.

On January 9, 2007, WII Components, Inc. (the “Company”) was acquired by WII Holding, Inc. (“Parent”), a newly formed investment entity controlled by Olympus Growth Fund IV, L.P. and Olympus Executive Fund, L.P., which are affiliated investment funds headquartered in Stamford, Connecticut (together with other affiliated entities, “Olympus”).  The acquisition was consummated through a merger of WII Merger Corporation (“AcquisitionCo”), a wholly owned subsidiary of Parent, with and into the Company with the Company being the surviving corporation in the transaction (the “Transaction”).  The aggregate purchase price paid by Parent for all of the shares of capital stock of the Company and options to purchase shares of capital stock of the Company in the Transaction was approximately $293 million, less indebtedness and certain expenses.  The Transaction has been accounted for as a recapitalization in the Company’s financial statements, with no adjustments to the historical basis of the Company’s assets and liabilities.  The Company did not push down the new accounting basis because of the significance of the publicly traded debt outstanding, which hinders the Parent’s ability to control the form of ownership of the Company.

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

Pursuant to the Recap Agreements: (i) OCM transferred to MergerCo all of its shares of Series A Preferred Stock and Common Stock of Parent and its Parent Notes in an aggregate principal amount of approximately $33.6 million (including accrued and unpaid interest thereon) and, in exchange therefor, MergerCo issued to OCM an aggregate of 29,713.91 shares of its Common Stock and a new unsecured non-interest bearing senior note in a principal amount of $23.0 million (the “New Parent Note”)  due April 9, 2012; and (ii) Olympus Fund IV transferred to MergerCo all of the shares of Series A Preferred Stock of Parent held by Olympus Fund IV and its Parent Notes in an aggregate principal amount of approximately $114.9 million (including accrued and unpaid interest thereon) and, in exchange therefor, MergerCo issued to Olympus Fund IV an aggregate of 139,678.184 shares of its Common Stock. Immediately thereafter, MergerCo was merged with and into Parent (the “Recap Merger”), with Parent continuing as the surviving corporation in the Recap Merger (as such, the “Surviving Corporation”).  Pursuant to the Recap Merger, subject to the terms and conditions of the Recapitalization Agreement, (i) each share of Common Stock of MergerCo outstanding immediately prior to the Recap Merger was converted into the right to receive one share of Common Stock of the Surviving Corporation, (ii) each share of Series A Preferred Stock of Parent outstanding immediately prior to the Recap Merger (other than shares held by Parent or MergerCo) was converted into the right to receive one share of Common Stock of the Surviving Corporation, (iii) each share of Common Stock of the Parent outstanding immediately prior to the Recap Merger (other than shares held by Parent or MergerCo) was converted into the right to receive one thousandth of a share of Common Stock of the Surviving Corporation and (iv) each share of capital stock of Parent or MergerCo held by Parent or MergerCo was cancelled without consideration.

As a result of Recapitalization, the Olympus Funds and OCM own approximately 81% and 17%, respectively, of the outstanding Common Stock of Parent, as the Surviving Corporation.

Results of Operations

The kitchen and bath cabinet manufacturing industry continued to experience a slowdown for the three months ended March 31, 2011 that began in the second half of 2006.  While our sales for the three months ended March 31, 2011 are much lower than sales for the same period of 2006, 2007 and 2008, they are higher than sales for the three months ended March 31, 2009 and March 31, 2010.  We believe this is mainly due to market share gain by our Company.  The kitchen and bath industry-wide slowdown had a negative impact on our gross profit and operating income margin percentages due to fixed costs becoming a higher percentage of sales.

In addition, we continued to experience decreases in hardwood material prices from the fourth quarter of 2006 through the second quarter of 2009, which generally were passed on to our customers.  While the prices we paid for hardwood materials continued to decline through April 2009, they stabilized by mid-year 2009 and began to increase in December 2009 through June 2010.  Since June 2010, hardwood lumber costs have been stable to a modest decline.  The declines in our material costs through April 2009 resulted in lower selling prices in the second half of 2009 and into the first half of 2010 due to our indexing agreements with our customers.  We have informal agreements with most of our customers that reset prices in the future period based on the movement of hardwood lumber costs in the prior period.  The length of the period varies by customer from three to twelve months.  Our ability to pass through these price changes to our customers is dependent on prevailing economic and competitive conditions.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The following table includes, for the three months ended March 31, 2011 and 2010, selected operating data derived from our condensed consolidated statements of operations and presents this information as a percentage of net sales:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(dollars in thousands)
Net sales	$42,007	$34,643
% of net sales	100.0%	100.0%
Cost of sales	35,162	29,862
% of net sales	83.7%	86.2%

Gross profit	6,845	4,781
% of net sales	16.3%	13.8%
Operating expenses	3,205	3,129
% of net sales	7.6%	9.0%

Operating income	3,640	1,652
% of net sales	8.7%	4.8%
Other expenses (income):
Interest expense	3,878	3,056
% of net sales	9.2%	8.8%
Other income, net	(4)	(2)
% of net sales	(0.0)%	(0.0)%
Income tax expense (benefit)	368	(510)
% of net sales	0.9%	(1.5)%

Net loss	(602)	(892)
% of net sales	(1.4)%	(2.6)%

Net sales.  Net sales increased $7.4 million, or 21.4%, from $34.6 million for the three months ended March 31, 2010 to $42.0 million for the three months ended March 31, 2011.  Sales in our hardwood product line increased $6.4 million, and sales in our engineered wood product line increased $1.0 million.  The increases are mainly attributable to market share gains by our Company, and to a lesser extent, modest increases in our overall selling prices as it relates to our indexing agreements.  We have informal indexing agreements with most of our customers, whereby selling prices to customers in the future period are increased or decreased based on hardwood lumber cost changes in the prior period.

Cost of sales.  Cost of sales increased $5.3 million, or 17.7%, from $29.9 million for the three months ended March 31, 2010 to $35.2 million for the three months ended March 31, 2011.  This increase in cost of sales is primarily attributable to higher material, labor and overhead costs as a result of higher volume of sales.

Gross profit.  Gross profit increased $2.0 million, or 41.7%, from $4.8 million for the three months ended March 31, 2010 to $6.8 million for the three months ended March 31, 2011.  As a percentage of net sales, our gross profit increased 250 basis points from 13.8% for the three months ended March 31, 2010 to 16.3% for the three months ended March 31, 2011.  This increase is related to (i) absorption of fixed costs over higher sales volume, (ii) lower kiln dried premiums for lumber, (iii) improved operating efficiencies, and (iv) favorable LIFO cost of materials adjustment of 40 basis points of sales for the three months ended March 31, 2011 versus an unfavorable LIFO cost of materials adjustment of 70 basis points of sales for the three months ended March 31, 2010.

Operating expenses.  Operating expenses increased $0.1 million, or 3.2%, from $3.1 million for the three months ended March 31, 2010 to $3.2 million for the three months ended March 31, 2011.  The increase is primarily due to higher professional fees and incentive compensation expense in 2011.

Operating income.  Operating income increased by $1.9 million, or 111.8%, from $1.7 million for the three months ended March 31, 2010 to $3.6 million for the three months ended March 31, 2011 as a result of the net effect of the factors described above.

Interest expense.  Interest expense increased $0.8 million, or 25.8%, from $3.1 million for the three months  ended March 31, 2010 to $3.9 million for the three months ended March 31, 2011.  This increase includes $0.8 million in write-offs of deferred financing fees in conjunction with the refinancing of the Company’s prior senior credit facility.

Other income.  Other income was $2,000 and $4,000 for the three months ended March 31, 2010 and March 31, 2011, respectively.

Income tax expense (benefit).  Income tax benefit was $0.5 million for the three months ended March 31, 2010, and there was an income tax expense of $0.4 million for the three months ended March 31, 2011.  The effective tax rate decreased from 36.4% for the three months ended March 31, 2010 to a negative 157.7% for the three months ended March 31, 2011.  The change in the effective tax rate is primarily due to a $0.3 million valuation allowance for the three months ended March 31, 2011.

Net loss.  Net loss decreased $0.3 million, or 33.3%, from $0.9 million for the three months ended March 31, 2010 to $0.6 million for the three months ended March 31, 2011 as a result of the factors described above.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures and debt service.  We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our prior and existing senior secured credit facilities.

As of March 31, 2011, we had $1.2 million of cash and cash equivalents available for any corporate purposes, compared to $7.1 million as of December 31, 2010.

As of March 31, 2011, the weighted average interest rate for the Company’s outstanding debt was 10.1%.  As of March 31, 2011 and December 31, 2010, we had no capital lease obligations.

Financing Arrangements

Prior Senior Credit Facility

In conjunction with the Transaction on January 9, 2007, we entered into the senior credit facility (as amended from time to time, the “Senior Credit Facility”), which provided for (i) a senior secured first lien term loan facility in the initial aggregate principal amount of $150.0 million (the “First Lien Term Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount up to $25.0 million, subject to certain conditions, (the “Revolving Facility”) of which $10.0 million is available through a subfacility in the form of letters of credit.  As of March 30, 2009, we repaid all amounts outstanding under the First Lien Term Facility and no additional borrowings were available thereunder.  Borrowings under the Revolving Facility would bear interest at a fluctuating rate equal to either the base rate plus 4.75% per annum or LIBOR plus 5.75% per annum.

On March 26, 2010, we entered into an amendment to our  Senior Credit Facility, which among other things: (i) extended the date by which we had to amend the indenture governing the 10% Senior Notes due 2012 (the “Senior Notes”) to eliminate certain of the restrictive covenants contained therein (including covenants related to the incurrence of indebtedness and liens) or redeem the Senior Notes to March 31, 2011; (ii) increased the maximum total leverage ratio we could have at the end of each quarterly period from March 31, 2010 through December 31, 2010; (iii) added an asset-based borrowing base as a condition to borrowing under the Senior Credit Facility; (iv) extended our ability to pay cash dividends to enable Parent to make cash interest payments on the Parent Notes to March 31, 2011; and (v) decreased the minimum interest coverage ratio we were required to maintain at the end of each quarterly period from March 31, 2010 through December 31, 2010.

Indebtedness for borrowed money incurred under our Senior Credit Facility was secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles.  The Senior Credit Facility was scheduled to mature in January 2013.  In connection with the New Credit Agreement (defined herein) on March 24, 2011, the Senior Credit Facility was extinguished.

Parent Notes

In conjunction with the Transaction, the Parent entered into Note Purchase Agreements in 2007 with OCM and Olympus Fund IV, L.P. pursuant to which it issued to OCM $43.0 million senior payment-in-kind notes with no required principal amortization and to Olympus Fund IV, L.P. $43.0 million junior payment-in-kind notes with no required principal amortization (collectively, the “Former Parent Notes”).  The Former Parent Notes were scheduled to mature in April 2012.  On March 30, 2009, Parent amended and obtained a waiver to the Note Purchase Agreements related to the Former Parent Notes to waive the total leverage ratio that we were required to maintain as of December 31, 2008 and to adjust the total leverage ratio that we were required to maintain as of the end of each quarterly period through December 31, 2009 to reflect current economic conditions.  In addition, in connection with this amendment and waiver, the $150,000 quarterly advisory fee payable by Parent to an affiliate of the Olympus Funds under the advisory services agreement discussed in Footnote 5, was deferred for each quarter of 2010 and 2009, and will be payable in 2012 or thereafter.

On March 26, 2010, Parent also amended the Former Parent Notes to, among other things, adjust the total leverage ratio we were required to maintain as of the end of each quarterly period through December 31, 2010.

In connection with the Recapitalization, all of the Former Parent Notes were extinguished and the New Parent Note in a principal amount of $23.0 million was issued to OCM.  The New Parent Note is non-interest bearing and has an initial maturity date of April 9, 2012.  The note purchase agreement governing the New Parent Note provides that if we refinance or amend and extend the Senior Notes, and Olympus requests OCM to amend the New Parent Note, so long as we do not raise more than $120.0 million of indebtedness in connection therewith, each of OCM and Parent have agreed to, among other things, to extend the maturity date of the New Parent Note to be one year after the maturity date of the Senior Notes as refinanced or amended and extended, but in no event later than 2017.  We are not liable for, and have not otherwise guaranteed, any of the obligations of Parent with respect to the New Parent Note.  We are, however, subject to a number of restrictive covenants in the note exchange agreement with respect to the New Parent Note.

New Credit Agreement

On March 24, 2011, we entered into a new credit agreement (the “New Credit Agreement”) with General Electric Capital Corporation, as a lender, swingline lender and agent for all lenders and the other financial institutions party thereto (“GECC”), to replace the Senior Credit Facility.  The New Credit Agreement provides for a $20.0 million revolving credit facility, including a letter of credit subfacility of $5.0 million.  Availability of borrowings under the New Credit Agreement is subject to a customary borrowing base calculation.  As of March 31, 2011, the maximum amount of borrowings available to us under the New Credit Agreement is $20.0 million.  As of March 31, 2011, we had no outstanding borrowings under the New Credit Agreement.  Borrowings under the New Credit Agreement may be made to refinance the Senior Notes (so long as after giving effect to such consummation, the availability under the New Credit Agreement is not less than $5.0 million), to provide for working capital, and for general corporate purposes.  The New Credit Agreement matures on December 31, 2011 if we have not refinanced or extended the Senior Notes or four months prior to the maturity of any new notes issued to refinance the Senior Notes, in no event later than March 24, 2015.  Indebtedness for borrowed money incurred under our New Credit Agreement is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles.  Borrowings under the New Credit Agreement bear interest at a fluctuating rate equal to either the base rate plus 1.25% per annum or LIBOR rate plus 2.50% per annum (effective rate of 4.50% at March 31, 2011 using the base rate plus 1.25%).  We must comply with certain financial covenants under our New Credit Agreement.  We were in compliance with all of our covenants as of March 31, 2011.

Senior Notes

We have outstanding 10% Senior Notes in an aggregate principal amount of $108.4 million.  The Senior Notes mature on February 15, 2012.

Each of our subsidiaries, which are all 100% owned subsidiaries, have fully and unconditionally guaranteed the Senior Notes on a joint and several basis.  We have no assets or operations independent of our subsidiaries.  As a result, we have not presented separate financial statements of the subsidiary guarantors.

Certain Dividend Restrictions

Our New Credit Agreement and the indenture for the Senior Notes impose certain restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.  The subsidiary guarantors under our New Credit Agreement and Senior Notes are generally not restricted in their ability to dividend or otherwise distribute funds to us except for restrictions imposed under applicable state corporate law.  We are limited in our ability to pay dividends or otherwise make other distributions to Parent under the New Credit Agreement and the indenture governing the Senior Notes.  Specifically, the New Credit Agreement prohibits us from making any distributions to Parent except for limited purposes, including, but not limited to:  (i) overhead expenses, professional fees, directors fees, and expenses of Parent incurred in the ordinary course of business in the aggregate not to exceed $1.0 million in any fiscal year, and (ii) we may pay management fees of Parent not to exceed $750,000 in any fiscal year, plus a 1% transaction fee pursuant to the terms of the Management Agreement, as well as any previously accrued but unpaid management fees and transaction fees for any previous fiscal years without regards to this $750,000 limitation, so long as no default has occurred.  The indenture provides that we can generally pay dividends and make other distributions to Parent in an amount not to exceed (i) 50% of our consolidated net income for the period beginning April 1, 2004 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the net cash proceeds received by us from the issuance and sale of capital stock, plus (iii) the net return of certain investments, provided that certain conditions are satisfied, including that we have a consolidated interest coverage ratio of greater than 2.0 to 1.0.  For the twelve month period ended March 31, 2011, the Company’s consolidated interest coverage ratio was less than 2.0 to 1.0.

Cash Flow Information

Cash flow from operating activities.  Cash used in operating activities was $4.9 million for the three months ended March 31, 2011, while cash used in operating activities for the three months ended March 31, 2010 was $9.7 million.  The $4.8 million decrease in cash used in operating activities for the three month period ended March 31, 2011 versus the three month period ended March 31, 2010 was primarily due to: (i) cash provided by inventories in 2011 of $0.5 million, (ii) a decrease in cash used for accounts receivable in 2011 versus 2010 of $1.7 million, (iii) a decrease in cash used in operating activities for accrued payroll and other liabilities for 2011 versus 2010 of $0.2 million, (iv) a decrease in net loss of $0.6 million, (v) increased noncash amortization expense of deferred financing fees of $0.8 million, and (vi) a decrease in cash provided or cash used by accounts payable for 2011 versus 2010 of approximately $0.5 million.  Days of receivables outstanding decreased by approximately one day as of March 31, 2011 versus March 31, 2010.

Cash flow from investing activities.  Net cash used in investing activities was $0.4 million for the three months ended March 31, 2011 and $0.2 million for the three months ended March 31, 2010.  Capital expenditures in the three months ended March 31, 2011 and March 31, 2010 were $0.4 million and $0.2 million, respectively.

Cash flow from financing activities.  Net cash used in financing activities for the three months ended March 31, 2011 totaled $0.5 million due to debt issuance costs and a change in the amount Due to Parent.  Net cash used in financing activities for the three months ended March 31, 2010 totaled $87,000 due to debt issuance costs and a change in the amount Due to Parent.

Liquidity Considerations

For the three month periods ended March 31, 2011 and March 31, 2010, our two largest customers accounted for approximately 48% and 59% of our net sales, respectively.  As of March 31, 2011 and December 31, 2010, our two largest customers accounted for approximately 63% and 62%, respectively, of our consolidated accounts receivables balance.  The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers would have a material adverse effect on our results of operations and future cash flows.

Accounts receivable increased $6.7 million, from a balance of $15.6 million as of December 31, 2010 to $22.3 million as of March 31, 2011.  This increase was primarily due to the average daily sales rate being higher in March 2011 versus December 2010 due to a number of reasons, including increased market share and certain successful promotions by a few of our customers.

We cannot provide assurances that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our New Credit Agreement in an amount sufficient to enable us to service our indebtedness, including the Senior Notes, or to fund our other liquidity needs.  In addition, we cannot provide assurances that we will be able to refinance any of our indebtedness, including our New Credit Agreement and the Senior Notes, on commercially reasonable terms, if at all.

We derive a significant portion of our revenue as a result of demand for our products created by the building of new homes, and repair and remodeling of existing homes.  During the second half of 2006, the home building, and repair and remodeling industry experienced a slowdown as a result of general economic conditions.  This slowdown has continued over the last four years, including through the three months period ended March 31, 2011.  The slowdown has moderated since the first quarter 2010, but has still had a negative impact on our results of operations for the three months ended March 31, 2011.  If this slowdown were to continue or worsen over an extended period of time, it could have a material adverse effect on our business, financial condition or results of operations which may include impairment charges of goodwill and other long-term assets.

Over the past few years, the financial markets experienced a period of unprecedented turmoil, including the bankruptcy, restructuring or sale of certain financial institutions and the intervention of the U.S. federal government.  While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money from our existing lenders under our New Credit Agreement to finance our operations were to be impaired.  The crisis in the financial markets may also have a material adverse impact on the availability and cost of credit in the future.  Our ability to pay our debt or refinance our obligations under our New Credit Agreement or our Senior Notes will depend on our future performance, which will be affected by, among other things, prevailing economic conditions.  The financial crisis may also have an adverse effect on the U.S., which would have a negative impact on demand for our products.  In addition, tightening of credit markets may have an adverse impact on our customers’ ability to finance the purchase of our products or our suppliers’ ability to provide us with raw materials, either of which could adversely affect our business and results of operations.

We intend to continue to manage the business in this slower economy and its effect on our industry by diligently reviewing our costs of doing business on a routine basis, controlling working capital in a slower business climate, and minimizing our capital expenditure needs.

We anticipate, but cannot provide assurance, that the funds generated by operations and funds available under the New Credit Agreement will be sufficient to meet working capital requirements, to finance capital expenditures, and pay interest on our existing indebtedness for the foreseeable future, including the next twelve months.  We intend to incur additional capital expenditures in the ordinary course of doing business.  Based on our current level of operations, we do not expect that we will have sufficient cash flows from operations or available borrowings under the New Credit Agreement to repay the Senior Notes at their current scheduled maturity in 2012.  As a result, we are currently evaluating a number of alternatives to complete a refinancing transaction with respect to such Senior Notes within the next nine months.

Inflation

Our cost of sales is subject to inflationary pressures on labor costs, prices of the raw materials we use and various overhead costs.  We generally have been able over time to offset the effects of inflation and price fluctuations through a combination of sales price increases and operational efficiencies.  Raw material cost pressure increased beginning in the fourth quarter 2009 and continued through the first half of 2010.  Subsequent to the first half of 2010, raw material costs have modestly declined through March 31, 2011.  We continue to attempt to pass along these costs to our customers, but such efforts typically lag three to twelve months behind material cost changes, and we cannot guarantee a full offset.  Our ability to pass through these price changes to our customers is dependent on prevailing economic and competitive conditions.

Seasonality

Our sales historically have been moderately seasonal, reflecting the temporary slow down in consumer purchasing activity during the winter holiday season and the summer months.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2010, we identified the critical accounting policies, which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.  The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors.  The estimates and assumptions are evaluated on an ongoing basis and actual results have been within the Company’s expectations.  We have not changed these policies from those previously disclosed in our annual report.

The Company performed its goodwill impairment (ASC 350, “Intangibles-Goodwill and Other”) analysis as of December 31,

2010.  To establish fair market value, items considered were:  (1) comparable public company trading multiples, (2) other comparable transaction multiples and (3) the Woodcraft transaction multiple resulting from a competitive auction process.  Based on the fair market value methodology and the assumptions above, as compared to the Company’s December 31, 2010 net worth and interest-bearing indebtedness, it was concluded that no goodwill impairment existed.  The Company determined there were no events that would require an ASC 350 analysis to be completed as of March 31, 2011.

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

Interest rate risk.  We are exposed to market risk relating to changes in interest rates in respect of a portion of our long-term debt.  As of March 31, 2011, we had no outstanding indebtedness which bears interest at a variable rate.  We believe that a one percent (1%) increase in the interest rates currently in effect would not have a material adverse effect on our financial condition or results of operations.

Item 4T. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2011.  For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide us with a reasonable level of assurance of achieving their objectives as outlined above.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2011, our disclosure controls and procedures were effective at a reasonable level of assurance.

(b)           Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during our first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

No pending material legal proceedings.

Item 1A. Risk Factors

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2010, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”).  The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q.  Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

10.1

Credit Agreement, dated as of March 24, 2011, by and among WII Components, Inc., as the Borrower, the other persons party thereto that are designated as Credit Parties, General Electric Capital Corporation, for itself, as a Lender and Swingline Lender and as Agent for all Lenders, and the other financial institutions party thereto, as Lenders

10.2	Guaranty and Security Agreement, dated as of March 24, 2011, among WII Components, Inc. and each other Grantor from Time to Time Part thereto and General Electric Capital Corporation, as Agent
31.1	Certification of Vice President, Treasurer and Secretary of WII Components, Inc., pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer of WII Components, Inc., pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Vice President, Treasurer and Secretary of WII Components, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer of WII Components, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

WII COMPONENTS, INC.

Dated: May 13, 2011	By:
/s/ John Fitzpatrick
John Fitzpatrick
President and Chief Executive Officer
(Principal Executive Officer)
Dated: May 13, 2011
/s/ Dale B. Herbst
Dale B. Herbst
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)